Form 10-Q
period 2004-06-30
DEX MEDIA INC
filed 2004-08-12
CIK 1284529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-115489

Dex Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1855759
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

198 Inverness Drive West

Englewood, Colorado
80112
(Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of August 12, 2004, there were 150,281,662 shares outstanding of the Registrant’s Common Stock (par value $0.01 per share).

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEX MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,478	$7,416
Accounts receivable, net	106,570	116,409
Deferred directory costs	296,653	270,626
Current deferred taxes	11,432	9,855
Other current assets	8,422	13,564

Total current assets	425,555	417,870
Property, plant and equipment, net	103,350	77,683
Goodwill	3,084,066	3,089,317
Intangible assets, net	3,239,879	3,446,100
Deferred income taxes	64,832	59,387
Deferred financing costs	171,819	195,346
Other assets	4,285	4,675

Total Assets	$7,093,786	$7,290,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,351	$65,773
Employee compensation	29,407	32,783
Deferred revenue and customer deposits	215,436	167,754
Accrued interest payable	63,322	73,645
Current portion of long-term debt	143,373	71,023
Other accrued liabilities	12,455	15,233

Total current liabilities	509,344	426,211

Long-term debt	6,004,682	6,026,411
Post-retirement and other post-employment benefit obligations	75,201	69,381
Other liabilities	838	7,603
Total Liabilities	6,590,065	6,529,606

Commitments and contingencies (Note 11)
Stockholders’ Equity (Note 1(a)):
Preferred stock, $.01 par value, 500,000 undesignated shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Series A Preferred Stock, $.01 par value, 500,000 shares authorized, $125.7 million and $175.3 million of total liquidation preference at June 30, 2004 and December 31, 2003, respectively. 323,970 and 323,812 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3	3
Common stock, $.01 par value, 200 million shares authorized, 130,544,820 and 129,525,570 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1,305	1,295
Additional paid-in capital	621,171	866,640
Accumulated deficit	(117,740)	(103,140)
Accumulated other comprehensive loss	(1,018)	(4,026)

Total Stockholders’ Equity	503,721	760,772

Total Liabilities and Stockholders’ Equity	$7,093,786	$7,290,378

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except loss per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$396,704	$164,278	$784,881	$317,151
Operating Expenses:
Cost of revenue	122,193	50,042	240,385	97,270
General and administrative expense	42,094	17,044	83,025	33,750
Bad debt expense	10,740	6,610	23,160	13,546
Depreciation and amortization expense	7,383	2,593	13,713	5,367
Amortization of intangibles	103,111	53,590	206,221	107,180

Total operating expenses	285,521	129,879	566,504	257,113

Operating income	111,183	34,399	218,377	60,038
Other (income) expense:
Interest income	(443)	(313)	(700)	(410)
Interest expense	117,994	50,088	242,619	98,251
Other expense	10	4,453	43	8,529

Loss before income taxes	(6,378)	(19,829)	(23,585)	(46,332)
Income tax benefit	(2,319)	(7,941)	(8,985)	(18,556)

Net loss	$(4,059)	$(11,888)	$(14,600)	$(27,776)

Basic and diluted loss per common share	$(0.04)	$(0.26)	$(0.14)	$(0.59)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(14,600)	$(27,776)
Adjustments to net loss:
Bad debt expense	23,160	13,546
Depreciation and amortization expense	13,713	5,367
Amortization of intangibles	206,221	107,180
Amortization of deferred financing costs	29,556	9,114
Accretion on discount notes	19,392	—
Stock option expense	315	—
Loss on disposition of investments	9	—
Deferred tax benefit	(8,985)	(18,556)
Unrealized gain on foreign currency derivative instrument	—	(4,517)
Unrealized loss on translation of foreign currency debt	—	3,579
Changes in operating assets and liabilities:
Accounts receivable	(13,321)	(4,560)
Deferred directory costs	(26,027)	(6,323)
Other current assets	5,142	326
Other long term assets	425	(3,360)
Accounts payable and other current liabilities	(22,473)	(6,400)
Accrued interest	(10,570)	(3,011)
Deferred revenue and customer deposits	47,682	33,227
Employee benefit plan obligations and other long-term liabilities	2,120	3,363

Cash provided by operating activities	251,759	101,199

Investing activities:
Working capital adjustment related to the acquisition of Dex West	5,251	—
Expenditures for property, plant and equipment	(9,772)	(3,988)
Capitalized software development costs	(29,608)	(9,442)
Escrow deposits	—	(2,000)

Cash used for investing activities	(34,129)	(15,430)

Financing activities:
Proceeds from borrowings on revolving credit facilities	31,000	—
Repayments of borrowings on revolving credit facilities	(28,000)	—
Proceeds from issuance of long-term debt	250,476	—
Repayments on long-term debt	(222,000)	(109,803)
Payment of refinancing costs	(6,072)	(846)
Exercise of employee stock options	4,743	—
Distribution to owners	(252,715)	—

Cash used for financing activities	(222,568)	(110,649)

Cash and cash equivalents:
Decrease	(4,938)	(24,880)
Beginning balance	7,416	37,626

Ending balance	$2,478	$12,746

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Initial Public Offering

      As more fully described in Note 13, on July 27, 2004, the Company consummated its initial public offering of common stock (the “Offering”). Immediately prior to the Offering, the Company completed a 10-for-1 split of all authorized shares of common stock. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

(b)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media, Inc. (“Dex Media” or “the Company”), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002 (the “Dex East Acquisition”), Dex Holdings assigned its right to purchase the directory business in the Dex East States (as defined below) (“Dex West”) to Dex Media East LLC (“Dex Media East”), an indirect wholly-owned subsidiary of Dex Media. Dex Media East now operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

      In the second phase, consummated on September 9, 2003 (the “Dex West Acquisition”), Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC, (“Dex Media West”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees, acquisition costs and subject to adjustments relating to working capital levels). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the sale, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC (“Service Co.”).

(c)	Operations

      The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex East States and the Dex West States (collectively the “Dex States”), which is the primary local exchange carrier in most service areas within the Dex States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex States. The Company provides directory and Internet solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to businesses and residents in the Dex States through third-party vendors.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Basis of Presentation

(a)	General

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission’s (the “SEC”) instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statement of financial position as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, and for the year ended December 31, 2001 included in the Offering Prospectus as filed with the SEC. The condensed consolidated statements of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

      The condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and the condensed consolidated statement of cash flows for the six months ended June 30, 2004 include the financial position, results of operations and cash flows of Dex Media West whereas the condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and the condensed consolidated statement of cash flows for the six months ended June 30, 2003 do not include the results of operations and cash flows of Dex West, the predecessor of Dex Media West. Therefore, the financial statements are not comparable.

      The accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and the condensed consolidated statement of cash flows for the six months ended June 30, 2004 include all material adjustments required under purchase accounting related to the Dex West Acquisition. The accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and the condensed consolidated statement of cash flows for the six months ended June 30, 2003 include all material adjustments required under purchase accounting related to the Dex East Acquisition.

(b)	Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

      The consolidated financial statements include the financial statements of Dex Media and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Revenue Recognition

      The sale of advertising in printed directories published by the Company is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company publishes white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and account flow. During 2003, the Company determined it would extend the lives of 13 directories published in December 2002 and publish the new editions of these directories in January 2004, in most cases. The lives of the new editions of these directories will be 12 months thereafter. These extensions did not have a significant impact on the Company’s results of operations for the three months and six months ended June 30, 2004 and is not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months and six months ended June 30, 2004, the Company published 87 and 161 directories, respectively. For the three months and six months ended June 30, 2003, the Company and Dex West collectively published 88 and 149 directories, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by an account and, in exchange, the Company carries the account’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue

      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e)	Stock-Based Compensation

      The Company accounts for the Stock Option Plan of Dex Media, Inc. under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months and six months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Loss
As reported	$(4,059)	$(11,888)	$(14,600)	$(27,776)
Pro forma	(4,032)	(11,931)	(14,700)	(27,862)
Basic and diluted loss per common share
As reported	$(0.04)	$(0.26)	$(0.14)	$(0.59)
Pro forma	(0.04)	(0.26)	(0.14)	(0.59)

(f)	Income Tax Provision

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(4)	Goodwill and Intangible Assets

      During the six months ended June 30, 2004, the following adjustment was recorded to goodwill (in thousands):

Balance at December 31, 2003	$3,089,317
Working capital adjustment	$(5,251)

Balance at June 30, 2004	$3,084,066

      The initial purchase price and fair value estimates recorded upon the September 9, 2003 Dex West Acquisition were adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the Dex West Purchase Agreement.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of June 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$1,787,000	$(391,830)	$1,395,170	20 years	(1)
Account relationships — national	493,000	(79,577)	413,423	25 years	(1)
Non-compete/ publishing agreements	610,000	(17,770)	592,230	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(34,942)	98,058	4-5 years
Advertising agreements	49,000	(4,002)	44,998	15 years

Totals	$3,768,000	$(528,121)	$3,239,879

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$1,787,000	$(240,691)	$1,546,309	20 years	(1)
Account relationships — national	493,000	(48,433)	444,567	25 years	(1)
Non-compete/publishing agreements	610,000	(10,050)	599,950	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(20,404)	112,596	4-5 years
Advertising agreements	49,000	(2,322)	46,678	15 years

Totals	$3,768,000	$(321,900)	$3,446,100

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003

Dex Media East Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rates (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average interest rate of 3.32% at June 30, 2004)	$527,987	$585,288
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.0% (weighted average interest rate of 3.32% at June 30, 2004)	523,879	580,825
Revolving credit facility bearing interest at Annual Base Rate (“ABR”) plus the current applicable interest spread of 1.00% (interest rate of 5.25% as of June 30, 2004)	3,000	—
Dex Media West Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.0% (weighted average interest rate of 3.33% at June 30, 2004)	857,778	905,778
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.25% (weighted average interest rate of 3.57% at June 30, 2004)	1,072,222	1,132,222
Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due in November 2009, bearing interest at 9 7/8%	450,000	450,000
Unsecured senior subordinated notes, due in November 2012, bearing interest at 12 1/8%	525,000	525,000
Dex Media West Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due August 2010, bearing interest at 8 1/2%	385,000	385,000
Unsecured senior subordinated notes, due August 2013, bearing interest at 9 7/8%	780,000	780,000
Dex Media Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due November 2013, bearing interest at 8%	500,000	500,000
Unsecured senior subordinated notes, due November 2013, bearing interest at 9%	523,189	253,321

	6,148,055	6,097,434
Less: current portion of long-term debt	(143,373)	(71,023)

	$6,004,682	$6,026,411

      As of June 30, 2004, there were $3.0 million of borrowings under the Dex Media East revolving credit facility (with an additional $1 million committed under a standby letter of credit). The Company paid interest and fees on the credit facilities, interest rate swaps, and outstanding notes of $202.0 million and $90.7 million

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 the Company was in compliance with all covenants under its credit facilities.

      As discussed in Note 13(a), a portion of the net proceeds from the Offering will be used to redeem $183.8 million of Dex Media East’s Senior Subordinated Notes at a redemption price of 112.125% plus accrued and unpaid interest and $18.2 million of Dex Media West’s Senior Subordinated Notes at a redemption price of 109.875% plus accrued and unpaid interest.

(6)	Derivative Instruments and Hedging Activities

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its credit facilities. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company has reclassified $1.8 million and $1.0 million of hedging losses into interest expense for the three months ended June 30, 2004 and 2003, respectively. The Company reclassified $3.6 million and $1.0 million of hedging losses into earnings for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, the Company had $4.3 million of unrealized gains and $2.3 million of unrealized losses, respectively, net of tax, which are included in other comprehensive loss. For the six months ended June 30, 2004 and 2003, the Company had $3.0 million of unrealized gains and $3.9 million of unrealized losses, respectively, net of tax, which are included in other comprehensive loss. As of June 30, 2004 and December 31, 2003, $1.0 million and $4.0 million, respectively, of deferred losses, net of tax, on derivative instruments, are recorded in accumulated other comprehensive loss, of which $0.8 million, net of tax, is expected to be reclassified to earnings during the next 12 months.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and six months ended June 30, 2003, the Company recognized $2.5 million and $4.3 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of $2.3 million and $3.6 million for the three months and six months ended June 30, 2003, respectively. In connection with the refinancing, the Company canceled its foreign currency swap agreement on November 10, 2003.

      During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and less than $0.1 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively, relating to this agreement are included in earnings for those periods.

(7)	Stockholders’ Equity

(a)	Preferred stock

      During the three months and six months ended June 30, 2004, zero and 158 shares, respectively, of the Company’s Series A Preferred Stock were issued upon exercise of employee stock options. As further discussed in Note 13(a), all outstanding preferred stock was redeemed on July 27, 2004 for $128.5 million, including accrued and unpaid dividends.

(b)	Common stock

      During the three months and six months ended June 30, 2004, 19,240 and 1,019,250 shares of common stock, respectively, were issued, all of which remain outstanding at June 30, 2004. As discussed in Note 13(a), the Company plans to begin paying annual dividends.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Dividends

      On January 28, 2004, Dex Media declared a distribution to its parent of $250.5 million which was paid February 17, 2004 and includes payment of cumulative undeclared dividends on its Series A Preferred Stock up to February 17, 2004. The Company had cumulative undeclared dividends on its Series A Preferred Stock of approximately $2.3 million and $1.2 million at June 30, 2004 and December 31, 2003, respectively. The respective accumulated and undeclared dividends per share of Series A Preferred Stock at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
Issuance dates	2004	2003

November 8, 2002	$7.22	$3.83
September 9, 2003	7.22	3.83
November 11, 2003	7.64	3.83
March 3, 2004	6.42	3.83

      No dividends or other distributions may be paid to the holders of common stock until the Company has declared and set aside funds for payment of all dividends in arrears on all Series A Preferred Stock. All accumulated and undeclared dividends were paid on July 27, 2004 as part of the redemption of preferred stock on that day as further discussed in Note 13(a).

(d)	Basic and Diluted Loss per Common Share

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	(Dollars in thousands, except share data)
Net loss	$(4,059)	$(11,888)	$(14,600)	$(27,776)
Dividend on Series A Preferred Stock	(1,571)	(1,649)	(3,467)	(3,299)

Loss available to common stockholders	$(5,630)	$(13,537)	$(18,067)	$(31,075)
Weighted average shares outstanding	130,541,014	52,400,000	130,067,175	52,400,000
Basic and diluted loss per share	$(0.04)	$(0.26)	$(0.14)	$(0.59)

(8)	Comprehensive Income (Loss)

      Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive income (loss) for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net loss	$(4,059)	$(11,888)	$(14,600)	$(27,776)
Unrealized gain (loss) on derivatives, net of tax	4,279	(2,280)	3,008	(3,940)

Total comprehensive income (loss)	$220	$(14,168)	$(11,592)	$(31,716)

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Stock Options

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of June 30, 2004, the maximum number of shares of common stock available for issuance under the 2002 Plan was 6,230,000, with 5,066,540 shares underlying outstanding options and 1,163,460 shares available for issuance pursuant to new awards. As more fully discussed in Note 13(d), effective July 27, 2004, the Company adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant. The Compensation Committee of Dex Media determines the terms for each option. Generally, all outstanding stock options have an exercise price that is equal to the estimated fair value of the common stock on the date the stock option was granted, however, in certain instances stock options have been granted with an exercise price below the estimated fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year.

      On November 3, 2003, the Company declared a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, the Company adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations, in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”.

      On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations, in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”.

(10)	Pension and Other Post-Retirement Benefits

(a)	General Description

      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted a post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”). All individuals who became employees of Dex Media in connection with the Dex East Acquisition and the Dex West Acquisition (the “Acquisitions”) and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisitions

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and six months ended June 30, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and six months ended June 30, 2004 and 2003.

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,725	$625	$973	$239
Interest cost	3,100	800	1,379	596
Expected return on plan assets	(4,100)	—	(1,460)	—
Amortization of prior service costs	—	(100)	—	—

Net periodic benefit cost	$1,725	$1,325	$892	$835

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$5,450	$1,250	$1,946	$478
Interest cost	6,200	1,600	2,758	1,192
Expected return on plan assets	(8,200)	—	(2,920)	—
Amortization of prior service costs	—	(200)	—	—

Net periodic benefit cost	$3,450	$2,650	$1,784	$1,670

(11)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform and related on-going support. Upon the consummation of the acquisition of Dex West, the Company’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade the Company’s existing software system to enhance its functionality. As of June 30, 2004, the Company has approximately $64 million remaining under this agreement. In addition, the Company is obligated to pay Amdocs approximately $10.2 million through 2008 related to the outsourcing of certain information technology resources.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Related Party Transactions

      In connection with the Acquisitions, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $2.0 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company incurred $1.0 million and $0.5 million in pro-rated annual advisory fees for the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. As discussed in Note 13(a), the annual advisory fees payable under the agreements were terminated in conjunction with the Offering. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company expects to pay SAVVIS approximately $2.2 million over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of June 30, 2004, approximately $1.5 million was not yet incurred under the contract.

(13)	Subsequent Events

(a)	Dex Media Initial Public Offering

      Effective July 27, 2004, the Company consummated its initial public offering of common stock. Dex Media issued 19,736,842 shares of common stock at an Offering price of $19 per share for net proceeds to the Company of $359.1 million. On August 26, 2004, the net proceeds related to the Offering will be used to redeem $183.8 million of Dex Media East’s Senior Subordinated Notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s Senior Subordinated Notes at a redemption price of 109.875% along with the accrued and unpaid interest. The remainder of the net proceeds was used to redeem all of the outstanding 5% Series A Preferred Stock including accrued and unpaid dividends for approximately $128.5 million and other fees and expenses related to the Offering. In connection with the Offering, the Company paid $10 million to each of the Sponsors to eliminate the $4.0 million annual fees payable under the management consulting agreements. The Company plans to begin paying annual dividends on our common stock.

(b)	Common Stock Split

      As discussed in Note 1(a), immediately prior to the Offering, Dex Media issued a 10-for-1 common stock split. The share and per share data in this report have been adjusted to reflect the effects of the stock split.

(c)	Notice to Bond Holders

      In connection with the Offering, Dex Media East provided irrevocable notice to the holders of its 12 1/8% Senior Subordinated Notes to redeem $183.8 million in aggregate principal amount of the outstanding notes and Dex Media West provided irrevocable notice to the holders of its 9 ?% Senior Subordinated Notes to redeem $18.2 million in aggregate principal amount of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligations have been set aside using a portion of the proceeds from the Offering.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Dex Media, Inc. 2004 Incentive Award Plan

      Upon consummation of the Offering effective July 27, 2004, the Company adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Background

      The following discussion and analysis of our financial condition and results of operations covers periods subsequent to the consummation of the acquisition of the assets of Qwest Dex in the Dex East States (defined below) (“Dex East Acquisition”) and prior to and subsequent to the consummation of the acquisition of Qwest Dex in the Dex West States (defined below) (“Dex West Acquisition”) (together, the “Acquisitions”). The “Dex East States” include Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota. The “Dex West States” include Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming. The Dex East States and the Dex West States are referred to collectively as the “Dex States.” References to “Dex East” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex East States prior to November 8, 2002. References to “Dex West” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex West States prior to September 9, 2003. Pursuant to generally accepted accounting principles (“GAAP”), Dex East is considered to be the predecessor to Dex Media.

      We have operated as a stand-alone company since the Dex East Acquisition. The Dex East Acquisition and the Dex West Acquisition have been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition dates were not carried over to Dex Media’s balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition dates.

      Prior to the Dex East Acquisition, Qwest Dex Holdings, Inc. and its subsidiary operated the directory businesses of Dex East and Dex West as one business. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have provided a discussion and analysis of the historical results of Dex Media for the three months and six months ended June 30, 2004 compared to the combined results of Dex Media and Dex West for the three months and six months ended June 30, 2003.

      We have provided the combined results described in the previous paragraph because (1) we believe that such financial information is important to an investor’s understanding of Dex Media’s future operations due to the Dex West Acquisition and (2) Dex Media and Dex West were under common management for all periods presented. In the following discussion and analysis, “we,” “our” or “us” refers to (1) Dex Media and (2) Dex Media and Dex West combined, as applicable.

      The discussion and analysis of periods prior to the acquisition of Dex West do not reflect the significant impact that the Dex West Acquisition has had on us, including significantly increased leverage and liquidity requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See “— Disclosure Regarding Forward-Looking Statements.” You should read the following discussion together with the condensed consolidated financial statements and related notes thereto included elsewhere herein.

      As a result of our conversion to the Amdocs software system, certain of our account categories will be reclassified, which may result in a change in how we report our total number of accounts.

Our Business

      We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. For the three months ended June 30, 2004 and 2003, we published 87 and 88 directories, respectively, and distributed approximately 9.4 million and 9.6 million copies, respectively, of these directories to business and residential consumers in the Dex States. For the six months ended June 30, 2004 and 2003, we published 161 and 149 directories, respectively, and distributed approximately 25.2 million and 22.4 million copies, respectively, of these directories to business and residential consumers in the Dex States. As of June 30, 2004, we had a total of over 400,000 local advertising accounts, consisting primarily of small and medium-sized businesses, and approximately 4,000 national advertisers. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule. For the three months and six months ended June 30, 2004, we generated $396.7 million and $784.9 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three and six months ended June 30, 2004 would have been $412.0 million and $822.9 million, respectively. Approximately 96.9% and 97.1% of our total revenue, excluding the effects of purchase accounting, for the three months and six months ended June 30, 2004, respectively, was generated from the publication of directories.

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to our accounts in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue innovating new products such as advertising on book spines, covers and tabs, expanding on market segmentation such as bilingual directories in select markets, and enhancing our distribution platforms. In addition, we plan to continue evaluating our related businesses based on the utility of these product offerings to our advertisers and consumers.

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on June 1, 2004 with the last phase expected to be completed in the first quarter of 2005. Costs related to the phased deployment and related on-going support, through 2008, include a $108.0 million contract with Amdocs of which $63.9 million was not yet incurred as of June 30, 2004, and to date we have incurred other costs of approximately $16 million.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of 13 directories published in December 2002 would be extended. The new editions of these 13 directories were published in January 2004, in most cases. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months and six months ended June 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We enter into transactions where our products and services are promoted by an account and, in exchange, we carry that account’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to our operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest as of December 31, 2003, we now incur these costs directly.

Income Tax Provision

      We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating losses and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Dex East Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been because the Dex East Acquisition was accounted for under the purchase method of accounting. Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition will be $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been because the Dex West Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisitions. The purchase method of accounting will not affect our revenue and directory costs subsequent to 2004. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.

      Also, the condensed consolidated results of operations for the three months and six months ended June 30, 2004 include the results of operations for Dex Media West, whereas the condensed consolidated results of operations for three months and six months ended June 30, 2003 do not include the results of Dex West. Consequently, the periods presented in the financial statements are non-comparable.

Results of Operations

Combined Results of Dex Media and Dex West

      As discussed previously, we have provided the following combined results of Dex Media and Dex West because 1) we believe that such financial information is important to an investor’s understanding of the impact of the Dex West Acquisition on Dex Media’s future financial results and 2) Dex Media and Dex West were under common management for all periods presented. The financial information for the combined three months and six months ended June 30, 2003 includes the financial information of Dex Media and Dex West for the three months and six months ended June 30, 2003. Because our relationship with Qwest Dex Holdings and Qwest Dex, as well as Qwest and its other affiliates, changed as a result of the Acquisitions, our cost structure has changed from that reflected in our historical results of operations, including the combined results of operations that follow. There were no significant transactions between Dex Media and Dex West to consider in combining the results as described above. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance generally accepted accounting principles and the periods presented are not comparable due to the change in basis of assets that resulted from the Dex West Acquisition.

The Three Months Ended June 30, 2004 Compared to the Combined Three Months Ended June 30, 2003.

		Combined
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$336,467	$330,406	$6,061	1.8%
National directory services	51,209	52,529	(1,320)	(2.5)%

Total directory services	387,676	382,935	4,741	1.2%
Other revenue	9,028	10,149	(1,121)	(11.0)%

Total revenue	396,704	393,084	3,620	0.9%
Cost of revenue	122,193	121,804	389	0.3%

Gross profit	$274,511	$271,280	$3,231	1.2%
Gross margin	69.2%	69.0%
General and administrative expense, including bad debt expense	$52,834	$52,011	$823	1.6%

Revenue

      Total revenue increased by $3.6 million, or 0.9%, to $396.7 million for the three months ended June 30, 2004 from $393.1 million for the combined three months ended June 30, 2003. Total revenue was $15.4 million and $13.6 million lower for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $5.4 million, or 1.3%. Total revenue, excluding the effects of purchase accounting, included $403.0 million in directory services revenue and $9.0 million in revenue for all other products for the three months ended June 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $4.7 million, or 1.2%, to $387.7 million for the three months ended June 30, 2004 from $382.9 million for the combined three months ended June 30, 2003. Total directory services revenue was $15.4 million and $13.6 million lower for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $6.6 million, or 1.7%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $6.1 million, or 1.8%, to $336.5 million for the three months ended June 30, 2004 compared to $330.4 million for the combined three months ended June 30, 2003. Local directory services revenue was $3.5 million and $3.3 million lower for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $6.3 million, or 1.9%.

      Revenue from national advertisers decreased $1.3 million, or 2.5%, to $51.2 million for the three months ended June 30, 2004 as compared to $52.5 million for the combined three months ended June 30, 2003. Revenue from national advertisers was $11.9 million and $10.3 million lower for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers increased $0.3 million, or 0.5%.

      Other revenue decreased by $1.1 million, or 11.0%, to $9.0 million for the three months ended June 30, 2004 from $10.1 million for the combined three months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $122.2 million for the three months ended June 30, 2004 compared to $121.8 million for the combined three months ended June 30, 2003. Recognized cost of revenue was $3.3 million and $4.0 million lower than it would have been for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized decreased $0.3 million, or 0.2%. Cost of revenue recognized represented 30.5% and 30.9% of revenue, excluding the effects of purchase accounting, for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively.

      For the three months ended June 30, 2004 and the combined three months ended June 30, 2003, we incurred costs subject to deferral and amortization of $118.1 million and $115.3 million, respectively. The increase in incurred costs is primarily due to increased contracting and professional fees related to on-going support for our production system conversion.

      Employee costs incurred decreased $1.8 million, or 3.2%, to $54.6 million for the three months ended June 30, 2004 from $56.4 million for the combined three months ended June 30, 2003. The decrease is due primarily to changes in sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred which primarily included paper, printing and distribution, were $37.3 million and $36.3 million for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively.

      Contracting and professional fees incurred increased $3.8 million to $6.2 million from $2.4 million for the three months ended June 30, 2004 and 2003, respectively. The increase is primarily due to on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other costs of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions were $20.0 million and $20.2 million for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively.

Gross Profit

      Our gross profit was $274.5 million for the three months ended June 30, 2004 compared to $271.3 million for the combined three months ended June 30, 2003. Excluding the effects of purchase accounting, gross profit for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, was $286.6 million and $280.9 million, respectively. Gross margin, excluding the effects of purchase accounting, increased to 69.5% for the three months ended June 30, 2004 from 69.1% for the combined three months ended June 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $0.8 million, or 1.6%, to $52.8 million for the three months ended June 30, 2004 from $52.0 million for the combined three months ended June 30, 2003. The increase was primarily due to increases in employee costs, advertising expense and contracting and professional fees.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $3.1 million, or 27.0%, to $14.6 million for the three months ended June 30, 2004 from $11.5 million for the combined three months ended June 30, 2003. Salaries and wages increased $1.9 million, or 26.4%, to $9.1 million for the three months ended June 30, 2004 from $7.2 million for the combined three months ended June 30, 2003 due to additional stand-alone costs resulting from operating as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits were $4.8 million and $3.4 million for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively. The increase in benefits is a result of higher costs of medical benefits and to pension credits recognized in 2003 related to Qwest’s over-funded pension plan from which Dex Media does not benefit. Other employee costs were $0.7 million and $0.9 million for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively.

      Bad debt expense decreased $2.8 million, or 20.7%, to $10.7 million for the three months ended June 30, 2004 from $13.5 million for the combined three months ended June 30, 2003. Bad debt expense as a percentage of revenue, excluding the effects of purchase accounting, was 2.6% for the three months ended June 30, 2004 as compared to 3.3% for the combined three months ended June 30, 2003. The decrease in bad debt expense is primarily a result of higher expense in the second quarter of 2003 relating to the bankruptcy of a specific CMR.

      Advertising increased $4.5 million to $9.3 million for the three months ended June 30, 2004 from $4.8 million for the combined three months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.3% for the three months ended June 30, 2004 from 1.2% for the combined three months ended June 30, 2003.

      Contracting and professional fees increased $2.2 million, or 30.6%, to $9.4 million for the three months ended June 30, 2004 from $7.2 million for the three months ended June 30, 2003. The increase is primarily due to increased receivable collection efforts and accounting and legal fees.

      All other general and administrative expense decreased $6.2 million, or 41.3%, to $8.8 million for the three months ended June 30, 2004 from $15.0 million for the combined three months ended June 30, 2003. For the three months ended June 30, 2003, other general and administrative expense included affiliate charges from Qwest, including finance, human resources, real estate and information technology with the costs of such expenses incurred directly in salaries and wages for the three months ended June 30, 2004.

The Six Months Ended June 30, 2004 Compared to the Combined Six Months Ended June 30, 2003.

		Combined
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$671,505	$656,277	$15,228	2.3%
National directory services	95,140	99,278	(4,138)	(4.2)%

Total directory services	766,645	755,555	11,090	1.5%
Other revenue	18,236	19,017	(781)	(4.1)%

Total revenue	784,881	774,572	10,309	1.3%
Cost of revenue	240,385	236,644	3,741	1.6%

Gross profit	$544,496	537,928	6,568	1.2%
Gross margin	69.4%	69.4%
General and administrative expense, including bad debt expense	$106,185	$99,485	$6,700	6.7%

Revenue

      Total revenue increased by $10.3 million or 1.3%, to $784.9 million for the six months ended June 30, 2004 from $774.6 million for the combined six months ended June 30, 2003. Total revenue for the six months ended June 30, 2004 and the combined six months ended June 30, 2003 was $38.1 million and $38.3 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $10.1 million, or 1.2%. Total revenue, excluding the effects of purchase accounting, included $804.7 million in directory services revenue and $18.2 million in revenue for all other products for the six months ended June 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $11.1 million, or 1.5% to $766.6 million for the six months ended June 30, 2004 from $755.6 million for the combined six months ended June 30, 2003. Total directory services revenue for the six months ended June 30, 2004 and the combined six months ended June 30, 2003 was $38.1 million and $38.3 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $10.8 million, or 1.4%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $15.2 million, or 2.3%, to $671.5 million for the six months ended June 30, 2004 compared to $656.3 million for the combined six months ended June 30, 2003. Local directory services revenue for the six months ended June 30, 2004 and the combined six months ended June 30, 2003 was $5.9 million and $12.4 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $8.7 million, or 1.3%. Local directory services revenue, excluding the effects of purchase accounting, accounted for 82.3% of revenue for each of the six months ended June 30, 2004 and the combined six months ended June 30, 2003.

      Revenue from national advertisers decreased $4.1 million, or 4.2%, to $95.1 million for the six months ended June 30, 2004, as compared to $99.3 million for the combined six months ended June 30, 2003. Revenue from national advertisers for the six months ended June 30, 2004 and the combined six months ended June 30, 2003 was $32.2 million and $25.9 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, revenue from national advertisers increased $2.1 million, or 1.7%. Revenue from national advertisers for the six months ended June 30, 2004 accounted for 15.5% of revenue, excluding the effects of purchase accounting, as compared to 15.4% for six months ended June 30, 2003.

      Other revenue decreased by $0.8 million, or 4.1%, to $18.2 million for the six months ended June 30, 2004 from $19.0 million for the combined six months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $240.4 million for the six months ended June 30, 2004 compared to $236.6 million for the combined six months ended June 30, 2003. Recognized cost of revenue for the six months ended June 30, 2004 and the combined six months ended June 30, 2003 was $9.7 million and $9.9 million lower than it would have been, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized increased $3.6 million, or 1.5%. Cost of revenue recognized represented 30.4% of revenue, excluding the effects of purchase accounting, for the six months ended June 30, 2004, compared to 30.3% of revenue for the combined six months ended June 30, 2003.

      For the six months ended June 30, 2004 and for the combined six months ended June 30, 2003, we incurred costs subject to deferral and amortization of $258.5 million and $238.4 million, respectively. The increase in incurred costs is primarily due to increased on-going support costs related to our production system conversion and to the shifts in publication schedules of 13 directories from December 2003 to the first quarter of 2004, which totaled $14.9 million.

      Employee costs incurred decreased by $1.5 million, or 1.3%, to $109.7 million for the six months ended June 30, 2004 from $111.2 million for the combined six months ended June 30, 2003. The decrease is a result of changes to sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, were $95.2 million and $79.4 million for the six months ended June 30, 2004 and for the combined six months ended June 30, 2003, respectively. The differences in directory publication schedules between the periods contributed $10.7 million of the increase.

      Contracting and professional fees incurred increased $7.0 million to $11.1 million from $4.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily due to on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions, and office and facilities expense was $42.5 million for the six months ended June 30, 2004 compared to $43.7 million for the combined six months ended June 30, 2003.

Gross Profit

      Our gross profit was $544.5 million for the six months ended June 30, 2004 compared to $537.9 million for the combined six months ended June 30, 2003. Excluding the effects of purchase accounting, gross profit for the six months ended and the combined six months ended was $572.9 million and $566.4 million, respectively. Gross margin, excluding the effects of purchase accounting, decreased to 69.6% for the six months ended June 30, 2004 from 69.7% for the combined six months ended June 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $6.7 million, or 6.7%, to $106.2 million for the six months ended June 30, 2004 from $99.5 million for the combined six months ended June 30, 2003. The increase was primarily due to increases in employee costs, advertising and contracting and professional fees offset by decreases in bad debt expense and other general and administrative.

      Employee costs increased $7.5 million, or 32.9%, to $30.3 million from $22.8 million for the six months ended June 30, 2004 and for the combined six months ended June 30, 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $4.4 million, or 31.4%, to $18.4 million for the six months ended June 30, 2004 from $14.0 million for the six months ended June 30, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $2.8 million, or 38.4%, to $10.1 million for six months ended June 30, 2004 from $7.3 million for the combined six months ended June 30, 2003. This increase is primarily due to higher costs of medical benefits and to pension credits recognized in 2003 related to Qwest’s over-funded pension plan from which Dex Media does not benefit. Other employee costs were $1.8 million and $1.5 million for the six months ended June 30, 2004 and for the combined six months ended June 30, 2003, respectively.

      Bad debt expense decreased $4.0 million, or 14.7%, to $23.2 million for the six months ended June 30, 2004 from $27.2 million for the combined six months ended June 30, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.8% for the combined six months ended June 30, 2004 compared to 3.3% for the six months ended June 30, 2003. The decrease in bad debt expense is primarily a result of higher expense in the second quarter of 2003 relating to the bankruptcy of a specific CMR.

      Advertising increased $7.7 million, or 86.5%, to $16.6 million for the six months ended June 30, 2004 from $8.9 million for the combined six months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.0% for the six months ended June 30, 2004 compared to 1.1% for the combined six months ended June 30, 2003.

      Contracting and professional fees increased $6.0 million, or 46.9%, to $18.8 million for the three months ended June 30, 2004 from $12.8 million for the six months ended June 30, 2003. The increase is primarily due to increased receivable collection efforts and accounting and legal fees.

      All other general and administrative expense, decreased $10.5 million, or 37.8%, to $17.3 million for the six months ended June 30, 2004 from $27.8 million for the combined six months ended June 30, 2003. For the six months ended June 30, 2003, other general and administrative expense included affiliate charges from Qwest, including finance, human resources, real estate and information technology with the costs of such expenses incurred directly in salaries and wages for the six months ended June 30, 2004.

Historical Results of Operations

      The condensed consolidated results of operations for the three months and six months ended June 30, 2004 include the results of operations for Dex Media West, whereas the condensed consolidated results of operations for three months and six months ended June 30, 2003 do not include the results of Dex West. Consequently, the periods presented in the financial statements are non-comparable. As such, we have provided a comparison of the three months and six months ended June 30, 2004 to the combined three months and six months ended June 30, 2003 in the previous section. In addition and as described further below, in connection with the acquisition of Dex West, we acquired intangible assets subject to amortization and incurred significant indebtedness.

Amortization of Intangibles

      In connection with the Dex West Acquisition, we recorded significant intangible assets at the date of Dex West Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended June 30, 2004 and the combined three months ended June 30, 2003, we recognized $103.1 million and $53.6 million, respectively, in amortization expense related to our identifiable intangible assets. For the six months ended June 30, 2004 and the combined six months ended June 30, 2003, we recognized $206.2 million and $107.2 million, respectively, in amortization expense related to our identifiable intangible assets.

Interest Expense

      We incurred significant indebtedness in connection with the Dex West Acquisition. As such, interest expense subsequent to and prior to the Dex West Acquisition are not comparable. We recognized interest expense of $118.0 million and $50.1 million for the three months ended June 30, 2004 and the combined three months ended June 30, 2003, respectively. We recognized interest expense of $242.6 million for the six months ended June 30, 2004 and $98.3 million for the combined six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 includes $29.6 million of amortization of deferred financing costs and $19.4 million of accretion on discount notes. Interest expense for the six months ended June 30, 2003 includes $9.1 million of amortization of deferred financing costs.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2004 we have recorded $76.3 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the Acquisitions, our primary source of liquidity continues to be cash flow generated from the operations of our subsidiaries. Our subsidiaries also have availability under their revolving credit facilities, subject to certain conditions.

      In connection with the Acquisitions, we incurred $3,653 million of borrowings under our subsidiaries’ credit facilities and $2,140 million of indebtedness with the issuance of outstanding subsidiary notes. On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. On February 11, 2004, we issued $361.0 million of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by us as a distribution to our parent and ultimately to the Sponsors. As a result, our liquidity requirements have significantly increased due to increased debt service obligations. These notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. As of June 30, 2004, we had outstanding $6,148.1 million in aggregate indebtedness due to aggregate debt repayments since the Acquisitions of $852.1 million. In connection with the Offering, Dex Media East provided irrevocable notice to the holders of its 12 1/8% Senior Subordinated Notes to redeem $183.8 million in aggregate principal amount of the outstanding notes and Dex Media West provided irrevocable notice to the holders of its 9 7/8% Senior Subordinated Notes to redeem $18.2 million in aggregate principal amount of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligations have been set aside using a portion of the proceeds from the Offering.

      Our subsidiaries’ credit facilities each consist of revolving credit and term loan facilities. The revolving credit facility for Dex Media East expiring in November 2008 and the revolving credit facility for Dex Media West expiring in September 2009 are comprised of total principal of up to $100.0 million each, both of which are available for general corporate purposes, subject to certain conditions. Our subsidiaries’ term loan facilities consist of Tranche A term loan facilities and Tranche B term loan facilities. The Tranche A term loan facility and Tranche B term loan facility for Dex Media East mature in November 2008 and May 2009, respectively. The Tranche A term loan facility and Tranche B term loan facility for Dex Media West mature in September 2009 and March 2010, respectively.

      Our subsidiaries’ credit facilities bear interest, at their option, at either:

•	a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

•	a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

      The applicable margins on loans under our subsidiaries’ revolving credit facilities, the Tranche A term loan facilities and the Tranche B term loan facilities are subject to change depending on the leverage ratio of Dex Media East or Dex Media West, as applicable. In addition to paying interest on outstanding principal amounts under our subsidiaries’ credit facilities, our subsidiaries are required to pay an annual commitment fee of 0.375% (reduced from 0.5% when the credit facilities were amended on June 11, 2004) to the lenders for the unused commitments under our subsidiaries’ revolving credit facilities. The commitment fees are payable quarterly in arrears.

      On June 11, 2004, we entered into amended and restated credit agreements to, among other things, (i) reduce the applicable margins on loans under our subsidiaries’ credit facilities and the commitment fees on their revolving credit facilities, (ii) permit the redemption of all of our 5% Series A preferred stock, which is held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit (a) the redemption of up to 35% of Dex Media East’s outstanding 12 1/8% senior subordinated notes due 2012 and its associated redemption premium, plus accrued and unpaid interest, and (b) the redemption of up to 35% of Dex Media West’s outstanding 9 7/8% senior subordinated notes due 2013 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the Offering, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fees payable under the management consulting agreements, and (v) permit Dex Media East and Dex Media West to distribute to us the funds required to meet the quarterly dividends on our common stock if and when such dividends are declared, up to $70.0 million annually. The amendments to the credit agreements, except the repricing of the applicable margins and commitment fees which were effective on June 11, 2004, were effective immediately upon the consummation of the Offering on July 27, 2004.

      Our subsidiaries’ credit facilities contain negative and affirmative covenants and requirements affecting us, domestic subsidiaries that we create or acquire and our subsidiaries, with certain exceptions set forth in our subsidiaries’ credit agreements. Our subsidiaries’ credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, incurrence of debt, payment of dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and inter-company indebtedness. Our subsidiaries’ credit facilities also require Dex Media East or Dex Media West, as applicable, to meet certain financial covenants, including leverage ratios, an interest coverage ratio and a fixed charges coverage ratio.

      Dex Media East and Dex Media West each entered into a billing and collection services agreement with Qwest LEC upon the consummation of the respective Acquisitions. Under these agreements, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 47% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 53% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In connection with the Acquisitions, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

Sources of Liquidity

      Net cash provided by operations was $251.7 million and $101.2 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $34.1 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively. The principal use of cash for investing activities for the six months ended June 30, 2004 and 2003 was expenditures for property, plant and equipment and software.

      Net cash used for financing activities was $222.5 million and $110.6 million for the six months ended June 30, 2004 and 2003, respectively. Significant uses of cash for financing activities for the six months ended June 30, 2004 and 2003 include $222.0 million and $109.8 million, respectively, of repayments on long-term borrowings as well as $252.7 million distributed to owners in 2004. Significant sources of cash from financing activities included $250.5 million of long-term borrowings.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend to a large extent on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our subsidiaries’ credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $196.1 million of our subsidiaries’ revolving facilities available to our subsidiaries as of June 30, 2004.

iii.	Other unsecured indebtedness up to an aggregate principal amount of $360.0 million, of which our subsidiaries may incur up to an aggregate principal amount of $125.0 million.

iv.	Our subsidiaries may sell, or dispose of, assets up to $10.0 million and $15.0 million annually for Dex Media East and Dex Media West, respectively, subject to an aggregate amount of $20.0 million and $30.0 million, respectively.

v.	The proceeds from any debt issuance, which our subsidiaries may use as long as the respective leverage ratio of Dex Media East and Dex Media West is at or below 4.0 to 1.0.

vi.	Our subsidiaries may use the proceeds from any equity offering as follows: a) 50%, if the respective leverage ratio is above 4.0 to 1.0 or b) 100%, if the respective leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the Offering, we amended our subsidiaries’

credit facilities to, among other things, allow our subsidiaries access to 100% of the proceeds from this equity offering irrespective of their leverage ratios.

      Our subsidiaries’ credit agreements and indentures of the senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of June 30, 2004, the outstanding balance of capital leases was $1.1 million.

      Our access to liquidity will improve significantly when the respective leverage ratios of Dex Media East and Dex Media West drop below 4.0 to 1.0. The leverage ratios can be improved by reducing debt levels or increasing the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”). When our subsidiaries’ leverage ratio is under 4.0 to 1.0, our subsidiaries may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-credit facility related debt with equity proceeds. If our subsidiaries use equity proceeds to optionally repay a cumulative amount of non-credit facility related debt in excess of $20.0 million, our subsidiaries are required to repay equal amounts of debt under the term facilities with the proceeds from the same equity issuances.

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During the six months ended June 30, 2004, we used cash generated from operations in excess of liquidity requirements to make optional repayments under our subsidiaries’ credit facilities.

      Our subsidiaries, Dex Media East and Dex Media West, together made optional repayments in an aggregate principal amount of $222.0 million under their respective credit facilities during the six months ended June 30, 2004, using the excess cash flow generated from operations. As a result of the repayments, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes, and discounted notes, is comprised of 57.5% fixed rate debt and 42.5% floating rate debt as of June 30, 2004. Mandatory repayments or optional repayments under the Dex Media East and Dex Media West credit facilities in the future will cause the percentage of fixed rate debt in the debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.

      Tranche A and Tranche B of Dex Media East’s term loan credit facilities have scheduled quarterly principal repayments that previously began September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, rateably. As a result of the optional repayments made through June 30, 2004, the required quarterly payments for each tranche in the period from September 30, 2003 to June 30, 2004 have been reduced to zero. The first mandatory repayment is now due on September 30, 2004 in an amount of $22.9 million.

      Tranche A and Tranche B of Dex Media West’s term loan credit facilities have scheduled quarterly principal repayments previously starting June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, rateably. As a result of the optional repayments made through June 30, 2004, the required quarterly repayments for each tranche in the period from June 30, 2004 to March 31, 2005 have been reduced to zero. The first mandatory repayment is now due on June 30, 2005 in an amount of $39.9 million.

      On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. The gross proceeds of $750.2 million were paid by us as a distribution to our parent and ultimately to the Sponsors. We did not retain any of the proceeds from the offering. These notes are expected to be serviced and repaid from distributions to us from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements.

      On February 11, 2004, we issued another $361.0 million of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $250.5 million were paid by us as a distribution to our parent and ultimately to the Sponsors. We did not retain any of the proceeds from the offering. These discount notes defer interest until May 2009 at which time Dex Media East and Dex Media West will be expected to service and repay this debt in the form of distributions to us, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. Accordingly, our cash requirement will increase in May 2009 when cash interest becomes payable on our 9% Discount Notes.

      We have no operations of our own and we derive all of our cash flow and liquidity from our subsidiaries. We depend on the earnings and the distribution of funds from Dex Media East and Dex Media West to meet our business needs. Although our subsidiaries are not obligated to make funds available to us for any purpose, Dex Media East and Dex Media West are expected to make cash distributions of $8.4 million and $11.6 million, respectively, to us semi-annually to service our cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the subsidiary note indentures and the credit agreements. Particularly, Dex Media East’s indentures relating to the senior notes and the senior subordinated notes prohibit Dex Media East from distributing funds to us if the amount of such distribution, together with all other restricted payments made since November 8, 2002 would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by Dex Media East since January 1, 2003. The indentures relating to Dex Media West’s senior notes and senior subordinated notes permit up to $50.0 million in any fiscal year to be distributed to us to make interest payments on our notes. Although the terms of Dex Media East’s and Dex Media West’s credit facilities permit them to pay cash distributions to us in amounts not to exceed 42% and 58%, respectively, of the regularly scheduled interest payments on $250.0 million of the $500.0 million of 8% Notes due 2013, Dex Media East and Dex Media West must meet interest coverage ratios for the four consecutive fiscal quarters prior to the payment of the distributions to us to cover Dex Media East’s 42% and Dex Media West’s 58% portions of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013.

      Additionally, although the terms of our subsidiaries’ credit facilities permitted Dex Media to issue the outstanding discount notes, such credit facilities do not specifically permit the payment of dividends to Dex Media to pay cash interest on the outstanding discount notes when cash interest becomes payable on such notes on May 15, 2009. Accordingly, any dividend to Dex Media for payment of cash interest on the outstanding discount notes must be permitted to be paid pursuant to the general dividend basket of each of our subsidiaries’ credit facilities, which restricts Dex Media East (including its immediate parent and its subsidiaries) and Dex Media West (including its immediate parent and its subsidiaries), as applicable, from paying dividends to Dex Media in excess of $5.0 million and $12.5 million per year, respectively, if Dex Media East (including its immediate parent and its subsidiaries) or Dex Media West (including its immediate parent and its subsidiaries), as applicable, does not comply with a coverage ratio and a leverage ratio test; furthermore, assuming the applicable parties comply with such tests, any such dividend would be limited to a portion of excess cash flow (as defined in the Dex Media East and Dex Media West credit facilities). If Dex Media East and Dex Media West are not able to pay Dex Media dividends under the general dividend basket of our subsidiaries’ credit facilities in amounts sufficient to meet our obligations to pay cash interest on the outstanding discount notes once cash payments become due, we will need to refinance or amend our subsidiaries’ credit facilities before such date. We cannot assure you that we will be able to refinance or amend our subsidiaries’ credit facilities on commercially reasonable terms or at all.

      Furthermore, our subsidiaries are permitted under the terms of our subsidiaries’ credit facilities, the indentures governing the subsidiary notes and the terms of other indebtedness to enter into other agreements or incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. In addition to these contractual restrictions and prohibitions, the laws of our subsidiaries’ jurisdiction of organization may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries, other agreements of our subsidiaries and statutory restrictions will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

      In addition to the limitations on distributions, dividends or loans to us by our subsidiaries mentioned above, our subsidiaries’ credit facilities, the indentures governing our notes, the terms of our other indebtedness or any future agreements may prohibit or limit our ability to, among other things, dispose of assets (including the stock of our subsidiaries), issue additional indebtedness, or issue equity securities, which transactions could provide funds to make payments on our notes if not prohibited or limited. In addition, even if such transactions were permitted, use of the proceeds therefrom for payment on our notes may be prohibited or limited by agreements governing our current and future indebtedness. The indentures governing our notes will not significantly limit our subsidiaries from entering into agreements restricting such distributions, dividends or loans. We cannot assure you that the agreements governing our current and future indebtedness or other agreements will permit Dex Media to engage in transactions to fund scheduled interest and principal payments on our indebtedness when due, if such transactions are necessary.

      In addition, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to our subsidiaries under our subsidiaries’ revolving credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Material Trends, Known Facts and Uncertainties

Advertising Revenue

      Directory services revenue is our most significant source of revenue. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates.

Paper Prices

      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. (formerly Daishowa America Co., Ltd) and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years.

Stand-Alone Costs

      Historically, the Predecessor reimbursed Qwest for services Qwest and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). The historical costs for services provided to Dex West by Qwest affiliates do not reflect the expenses that we have begun to incur as a stand-alone entity. As of December 31, 2003 we have completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. There can be no assurance that the costs we incur on a stand-alone basis will be comparable to historical costs for services previously provided by Qwest and its affiliates.

Usage

      Based on industry sources, overall usage of printed yellow pages directories in the U.S. and in the Dex States has declined by a compound annual rate of approximately 2% between 1999 and 2003. Several factors, including the publication of competing directories and the increased usage of Internet-based directories, could cause usage of our printed directories to continue to decline. Any declines in usage could limit our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so. Any of these factors could affect our ability to generate revenue and have a material adverse effect on our business.

On-Line Migration

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. We view our Internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory. We also believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry and could provide us with growth in advertisements. However, if we cannot provide services over the Internet successfully or compete successfully with other Internet-based directory services, our business could be negatively impacted.

Bond Ratings

      In anticipation of the initial public offering of our common stock and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poors revised the outlook on our credit ratings to stable from negative.

      On July 28, 2004, Moody’s Investor Service upgraded the credit ratings of our notes, our subsidiaries’ credit facilities, senior notes and senior subordinated notes by two notches. The rating upgrade does not have any immediate impact on our financing costs.

Competition

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex States. For example, new competitive directories were introduced in six of our top ten markets in 2003 compared to just one new competitive directory in 2002.

      Through our Internet-based directory, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising.

      The foregoing list of factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies affect our reported and expected financial results.

Revenue Recognition

      The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory life subsequent to its publication in order to better manage account and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life of a given directory should not have a significant impact on our results of operations or cash flows.

Cost of Revenue

      Direct costs related to the sales, production and distribution of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. Direct costs include sales commissions, graphics costs and the costs of printing, publishing and distribution. Revisions in the estimated useful lives of directories after their initial publication may cause the acceleration or deceleration of cost recognition related to the amortization of deferred directory costs. Although we cannot predict the extent such changes could have on future cost recognition, the movement of book publishing dates has historically had a minimal impact on cost recognition between periods.

Allowance for Doubtful Accounts and Bad Debt Expense

      We periodically make judgments regarding the collectibility of outstanding receivables and provide appropriate allowances when collectibility becomes doubtful. Although we believe our allowance for doubtful accounts adequately reflects that portion of our receivables that are uncollectible, we may revise our estimates in future periods based upon new circumstances and such revisions may be material.

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward period. This determination is based upon our estimation of projected book and taxable income over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

Disclosure Regarding Forward-Looking Statements

      This report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt

      As of June 30, 2004, we had a total outstanding debt balance of $6,148.1 million comprising of $2,984.9 million of variable rate debt drawn under our subsidiaries’ credit facilities, $835.0 million of senior notes and $1,305.0 million of senior subordinated notes issued by our subsidiaries and $1,023.2 million of cash pay and discount notes issued directly by us. Dex Media East’s credit facilities were made up of $528.0 million of Tranche A term loan maturing in November 2008, $523.9 million of Tranche B term loan maturing in May 2009 and $3.0 million borrowed under our revolving credit facility. Dex Media West’s credit facilities were made up of $857.8 million of Tranche A term loan maturing in September 2009 and $1,072.2 million of Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A term loans, Tranche B term loans and revolving credit facilities approximated fair values.

      The $450.0 million Dex Media East’s unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009 and the $385.0 million Dex Media West’s unsecured senior notes bearing a fixed interest rate of 8.5% matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s notes were $505.1 million and $419.7 million, respectively as June 30, 2004.

      The $525.0 million Dex Media East’s unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012 and the $780.0 million Dex Media West’s unsecured senior subordinated notes bearing a fixed interest rate of 9.875% matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s notes were $612.9 million and $856.1 million, respectively as June 30, 2004.

      The $500.0 million cash pay notes, $389.0 million and $361.0 million of discount notes issued directly by us all mature November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Until November 15, 2008, interest will accrue on the discount notes in the form of an increase in the Accreted Value between the date of original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the two series of discount notes were $480.0 million $250.9 million, and $232.8 million, respectively as June 30, 2004.

Interest Rate Risk

      As of June 30, 2004, we had $3.0 million outstanding under our subsidiaries’ revolving credit facilities (and approximately $1 million committed under a stand-by letter of credit), and $2,981.9 million of debt outstanding under our subsidiaries’ term loan facilities. Our subsidiaries’ revolving credit facility and term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of these credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements became effective May 8, 2003, have an aggregate notional amount of $370.0 million, with applicable fixed rates ranging from 2.354% to 4.085%. They will expire in various terms ranging from November 2004 to May 2008. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings on January 1, 2004 at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, our interest expense for the three months and six months ended June 30, 2004 would have increased by $6.6 million and $13.3 million, respectively. We do not use any financial derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

      Dex Media maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      As of the end of the period covered by this report, Dex Media carried out an evaluation, under the supervision and with the participation of Dex Media’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media’s disclosure controls and procedures. Based on the foregoing, Dex Media’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media’s disclosure controls and procedures were effective as of the end of the period covered by this report.

      There have been no significant changes in Dex Media’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Dex Media completed its evaluation.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business.

      In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us was improperly accessed and disseminated by unauthorized persons. Although we have not had notice of any material claims relating to defamation or breach of privacy claims to date, we may be party to litigation matters that could have a material adverse effect on our business.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S. C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President
(principal financial officer
and duly authorized officer)

Date: August 12, 2004

EXHIBIT INDEX

Number		Description

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S. C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.