Form 10-Q
period 2004-09-30
DEX MEDIA INC
filed 2004-11-10
CIK 1284529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32249

Dex Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1855759
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

198 Inverness Drive West

Englewood, Colorado
80112
(Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of November 10, 2004, there were 150,294,162 shares outstanding of the Registrant’s Common Stock (par value $0.01 per share).

PART I.

FINANCIAL INFORMATION

Item I.	Financial Statements

DEX MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$3,778	$7,416
Accounts receivable, net	103,124	116,409
Deferred directory costs	289,866	270,626
Current deferred taxes	8,557	9,855
Other current assets	16,616	13,564

Total current assets	421,941	417,870
Property, plant and equipment, net	103,398	77,683
Goodwill	3,084,132	3,089,317
Intangible assets, net	3,136,769	3,446,100
Deferred income taxes	91,287	59,387
Deferred financing costs	155,001	195,346
Other assets	3,124	4,675

Total Assets	$6,995,652	$7,290,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,208	$65,773
Employee compensation	41,667	32,783
Deferred revenue and customer deposits	212,418	167,754
Accrued interest payable	70,947	73,645
Current portion of long-term debt	179,083	71,023
Other accrued liabilities	15,755	15,233

Total current liabilities	560,078	426,211
Long-term debt	5,659,827	6,026,411
Post-retirement and other post-employment benefit obligations	78,030	69,381
Other liabilities	2,260	7,603

Total Liabilities	6,300,195	6,529,606

Commitments and contingencies (Note 11)
Stockholders’ Equity (Note 1(a)):
Preferred stock, $.01 par value, 249.8 million undesignated shares authorized	—	—
Series A Junior Participating Preferred Stock, $0.01 par value, 200,000 shares authorized	—	—
Series A Preferred Stock, $.01 par value, zero and 250 million shares authorized, $175.3 million of total liquidation preference at December 31, 2003. 323,812 shares issued and outstanding at December 31, 2003	—	3
Common stock, $.01 par value, 700 million shares authorized, 150,294,162 and 129,525,570 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,503	1,295
Additional paid-in capital	847,169	866,640
Accumulated deficit	(151,405)	(103,140)
Accumulated other comprehensive loss	(1,810)	(4,026)

Total Stockholders’ Equity	695,457	760,772

Total Liabilities and Stockholders’ Equity	$6,995,652	$7,290,378

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$404,587	$189,830	$1,189,467	$506,981
Operating Expenses:
Cost of revenue	123,520	54,969	363,905	152,239
General and administrative expense	51,529	24,956	134,552	58,705
Bad debt expense	10,475	6,756	33,635	20,303
Termination of annual advisory fees	20,000	—	20,000	—
Depreciation and amortization expense	8,604	3,321	22,318	8,688
Amortization of intangibles	103,110	67,658	309,331	174,838

Total operating expenses	317,238	157,660	883,741	414,773

Operating income	87,349	32,170	305,726	92,208
Other (income) expense:
Interest income	(578)	(220)	(1,278)	(694)
Interest expense	144,635	64,029	387,255	162,344
Other expense	18	2,769	60	11,299

Loss before income taxes	(56,726)	(34,408)	(80,311)	(80,741)
Income tax benefit	(23,061)	(13,449)	(32,046)	(32,006)

Net loss	$(33,665)	$(20,959)	$(48,265)	$(48,735)

Basic and diluted loss per common share	$(0.24)	$(0.33)	$(0.39)	$(0.93)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Operating activities:
Net loss	$(48,265)	$(48,735)
Adjustments to net loss:
Bad debt expense	33,635	20,303
Depreciation and amortization expense	22,318	8,688
Amortization of intangibles	309,331	174,838
Amortization of deferred financing costs	46,331	14,108
Accretion on discount notes	30,636	—
Stock option expense	787	—
Loss on disposition of investments	9	—
Deferred tax benefit	(32,046)	(32,006)
Unrealized gain on foreign currency derivative instrument	—	(4,857)
Unrealized loss on translation of foreign currency debt	—	3,776
Changes in operating assets and liabilities:
Accounts receivable	(20,350)	18,159
Deferred directory costs	(19,240)	(18,195)
Other current assets	(5,247)	344
Other long-term assets	1,585	(401)
Accounts payable and other current liabilities	(11,521)	(6,270)
Accrued interest	(2,946)	37,583
Deferred revenue and customer deposits	44,664	70,866
Employee benefit plan obligations and other long-term liabilities	4,526	5,615

Cash provided by operating activities	354,207	243,816

Investing activities:
Working capital adjustment related to the acquisition of Dex West	5,185	—
Expenditures for property, plant and equipment	(12,590)	(9,838)
Capitalized software development costs	(35,443)	(15,794)
Escrow deposits	—	(2,000)
Escrow funds released	—	4,000
Additional consideration for the acquisition of Dex East	—	(4,472)
Acquisition of Dex West	—	(4,290,104)
Payment of acquisition fees	—	(54,391)

Cash used for investing activities	(42,848)	(4,372,599)

Financing activities:
Proceeds from borrowings on revolving credit facilities	41,000	5,000
Repayments of borrowings on revolving credit facilities	(41,000)	(5,000)
Proceeds from issuance of long-term debt	250,476	3,538,000
Repayments on long-term debt	(539,389)	(229,873)
Payment of refinancing costs	(6,030)	(111,376)
Issuance of preferred stock	—	192,400
Redemption of preferred stock	(128,485)	—
Issuance of common stock	375,000	769,600
Offering costs	(20,795)	—
Exercise of employee stock options	4,426	—
Distribution to Owners	(250,520)	—
Dividends reinvested	320	—
Payment of debt commitment fee	—	(17,981)

Cash (used for) provided by financing activities	(314,997)	4,140,770

Cash and cash equivalents:
(Decrease) increase	(3,638)	11,987
Beginning balance	7,416	37,626

Ending balance	$3,778	$49,613

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Initial Public Offering

      Effective July 27, 2004, Dex Media, Inc. (“Dex Media” or the “Company”) consummated its initial public offering of common stock (the “Offering”). The Company issued 19,736,842 shares of common stock at an Offering price of $19.00 per share for net proceeds of $354.2 million. A portion of the net proceeds was used to redeem all of the Company’s outstanding 5% Series A Preferred Stock, including accrued and unpaid dividends, for approximately $128.5 million and to pay fees and expenses related to the Offering. On August 26, 2004, the remainder of net proceeds related to the Offering was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the Offering, the Company paid $10.0 million to each of the Sponsors (as defined below) to eliminate the $4.0 million aggregate annual advisory fees payable under Dex Media East’s and Dex Media West’s management consulting agreements. As a result of the Offering, the Company plans to begin paying dividends on its common stock. Immediately prior to the Offering the Company effected a 10-for-1 common stock split. The share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

(b)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of the Company, both new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002 (the “Dex East Acquisition”), Dex Holdings assigned its right to purchase the directory business in the Dex East States (as defined below) (“Dex East”) to Dex Media East LLC (“Dex Media East”), an indirect wholly-owned subsidiary of Dex Media. Dex Media East now operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

      In the second phase, consummated on September 9, 2003 (the “Dex West Acquisition”), Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) (“Dex West”) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC, (“Dex Media West”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees and acquisition costs). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the acquisition, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC (“Service Co.”).

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

(a) General

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instruction of the Securities and Exchange Commission (the “SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of September 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, and for the year ended December 31, 2001 included in the Offering Prospectus as filed with the SEC. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

      The condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 include the financial position, results of operations and cash flows of Dex Media West subsequent to the Dex West Acquisition on September 9, 2003, whereas the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2003 do not include the results of operations and cash flows of Dex West prior to the Dex West Acquisition. Therefore, the financial statements are not comparable.

      The accompanying condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 include all material adjustments required under purchase accounting related to the Dex West Acquisition subsequent to September 9, 2003. The accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 include all material adjustments required under purchase accounting related to the Dex East Acquisition.

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

      The sale of advertising in printed directories published by the Company is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company publishes white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and account flow. The lives of the effected directories will be primarily 12 months thereafter. Such extensions did not have a significant impact on the Company’s results of operations for the three months and nine months ended September 30, 2004 and they are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months and nine months ended September 30, 2004, the Company published 52 and 213 directories, respectively. The Company and Dex West collectively published 53 and 202 directories, for the three months and nine months ended September 30, 2003, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s operations for the three months and nine months ended September 30, 2004 and 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue

      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period, and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net Loss
As reported	$(33,665)	$(20,959)	$(48,265)	$(48,735)
Pro forma	(33,789)	(21,023)	(48,612)	(48,885)
Basic and diluted loss per common share
As reported	$(0.24)	$(0.33)	$(0.39)	$(0.93)
Pro forma	(0.24)	(0.33)	(0.39)	(0.93)

(f)	Income Tax Provision

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

(4)	Goodwill and Intangible Assets

      During the nine months ended September 30, 2004, the following adjustment was recorded to goodwill (in thousands):

Balance at December 31, 2003	$3,089,317
Working capital adjustment	$(5,185)

Balance at September 30, 2004	$3,084,132

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

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of September 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$1,787,000	$(467,399)	$1,319,601	20 years	(1)
Account relationships — national	493,000	(95,150)	397,850	25 years	(1)
Non-compete/ publishing agreements	610,000	(21,629)	588,371	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(42,211)	90,789	4-5 years
Advertising agreements	49,000	(4,842)	44,158	15 years

Totals	$3,768,000	$(631,231)	$3,136,769

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$1,787,000	$(240,691)	$1,546,309	20 years	(1)
Account relationships — national	493,000	(48,433)	444,567	25 years	(1)
Non-compete/publishing agreements	610,000	(10,050)	599,950	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(20,404)	112,596	4-5 years
Advertising agreements	49,000	(2,322)	46,678	15 years

Totals	$3,768,000	$(321,900)	$3,446,100

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003

Dex Media East Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rates (“LIBOR”) plus the current applicable interest spread of 2.00% (weighted average interest rate of 3.77% at September 30, 2004)	$495,193	$585,288
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.00% (weighted average interest rate of 3.75% at September 30, 2004)	503,234	580,825
Dex Media West Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.00% (weighted average interest rate of 3.74% at September 30, 2004)	830,222	905,778
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.25% (weighted average interest rate of 3.96% at September 30, 2004)	1,037,778	1,132,222
Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due in November 2009, bearing interest at 9 7/8%	450,000	450,000
Unsecured senior subordinated notes, due in November 2012, bearing interest at 12 1/8%	341,250	525,000
Dex Media West Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due August 2010, bearing interest at 8 1/2%	385,000	385,000
Unsecured senior subordinated notes, due August 2013, bearing interest at 9 7/8%	761,800	780,000
Dex Media Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes, due November 2013, bearing interest at 8%	500,000	500,000
Unsecured senior subordinated notes, due November 2013, bearing interest at 9%	534,433	253,321

	5,838,910	6,097,434
Less: current portion of long-term debt	(179,083)	(71,023)

	$5,659,827	$6,026,411

      A portion of the net proceeds from the Offering was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest on August 26, 2004.

      As of September 30, 2004, there were no borrowings under any of the revolving credit facilities (although approximately $1 million was committed under a standby letter of credit). The Company paid interest and

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees on the credit facilities, interest rate swaps and outstanding notes of $310.3 million and $107.7 million during the nine months ended September 30, 2004 and 2003, respectively. Included in interest and fees paid in 2004 were $24.1 million of early redemption premiums paid to redeem a portion of our subsidiaries’ senior subordinated notes and the accelerated payment of $6.3 million accrued interest on those notes. The premiums and interest were paid with a portion of the net proceeds from the Offering. As of September 30, 2004 the Company was in compliance with all covenants under its credit facilities.

(6)	Derivative Instruments and Hedging Activities

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its credit facilities. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company reclassified $1.5 million and $1.8 million of hedging losses into interest expense for the three months ended September 30, 2004 and 2003, respectively. The Company reclassified $5.2 million and $2.8 million of hedging losses into earnings for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, the Company had $0.8 million of unrealized losses and $1.8 million of unrealized gains, respectively, net of tax, which are included in other comprehensive loss. For the nine months ended September 30, 2004 and 2003, the Company had $2.2 million of unrealized gains and $2.2 million of unrealized losses, respectively, net of tax, which are included in other comprehensive loss. As of September 30, 2004 and December 31, 2003, $1.8 million and $4.0 million, respectively, of deferred losses, net of tax, on derivative instruments, are recorded in accumulated other comprehensive loss, of which $0.8 million, net of tax, is expected to be reclassified to earnings during the next 12 months.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and nine months ended September 30, 2003, the Company recognized $0.6 million and $4.9 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of $0.4 million and $3.8 million for the three months and nine months ended September 30, 2003, respectively. In connection with a refinancing, the Company canceled its foreign currency swap agreement on November 10, 2003.

      During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million for each of the three months ended September 30, 2004 and 2003, and less than $0.1 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively, relating to this agreement are included in earnings for those periods.

(7)	Stockholders’ Equity

(a)	Preferred stock

      During the three months and nine months ended September 30, 2004, zero and 158 shares, respectively, of the Company’s Series A Preferred Stock were issued. As discussed in Note 1(a), all outstanding preferred stock was redeemed on July 27, 2004 for $128.5 million, including accrued and unpaid dividends, in connection with the Offering.

(b)	Common stock

      Immediately prior to the Offering, the Company declared a 10-for-1 stock split for all common stock outstanding.

      During the three months and nine months ended September 30, 2004, 19,749,342 and 20,768,592 shares of common stock, respectively, were issued, all of which remain outstanding at September 30, 2004. On

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 22, 2004, 12,500 restricted shares were issued. The Company plans to begin paying dividends on its common stock.

(c)	Dividends

      On January 28, 2004, Dex Media declared a distribution to its parent of $250.5 million which was paid February 17, 2004 and included payment of cumulative undeclared dividends on its Series A Preferred Stock up to February 17, 2004. The Company had cumulative undeclared dividends on its Series A Preferred Stock of approximately $1.2 million or $3.83 per share at December 31, 2003.

      No dividends or other distributions could be paid to the holders of common stock until the Company declared and set aside funds for payment of all dividends in arrears on all Series A Preferred Stock. All accumulated and undeclared dividends of $2.8 million were paid on July 27, 2004 as part of the redemption of preferred stock on that day.

(d)	Basic and Diluted Loss per Common Share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except share data)
Net loss	$(33,665)	$(20,959)	$(48,265)	$(48,735)
Dividend on Series A Preferred Stock	(462)	(2,279)	(3,929)	(5,578)

Loss available to common stockholders	$(34,127)	$(23,238)	$(52,194)	$(54,313)
Weighted average shares outstanding	144,703,859	70,803,478	135,341,843	58,601,905

Basic and diluted loss per share	$(0.24)	$(0.33)	$(0.39)	$(0.93)

(e)	Rights Plan

      In connection with the Offering, we entered into a rights agreement pursuant to which each share of our common stock has one right attached to it. Each right entitles the holder to purchase one one-thousandth of a share of a new series of our preferred stock designated as Series A junior participating preferred stock at an exercise price to be determined by our board of directors. Rights will only be exercisable under limited circumstances specified in the rights agreement when there has been a distribution of the rights and such rights are no longer redeemable by us.

      If any person or group, other than one involving the Sponsors, acquires beneficial ownership of 15% or more of the outstanding shares of our common stock, or acquires shares representing 15% or more of the voting power of our outstanding common stock, the “flip-in” provision of the rights agreement will be triggered and the rights will entitle a holder, other than such person, any member of such group or related person (as to whom such rights will be null and void) to acquire a number of additional shares of our common stock having a market value of twice the exercise price of each right. If we are involved in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring or surviving company’s common stock having a market value at that time of twice the rights’ exercise price.

      The rights will expire upon the tenth anniversary of the date of the rights agreement unless such date is extended or the rights are earlier redeemed or exchanged by us. At no time will the rights have any voting

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

powers. The provisions of the rights agreement may be amended by our board of directors in some circumstances.

      The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire Dex Media in certain circumstances. Accordingly, the existence of the rights may deter certain acquirers from making takeover proposals or tender offers. However, the rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the board of directors to negotiate with a potential acquirer on behalf of all of the stockholders.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net loss	$(33,665)	$(20,959)	$(48,265)	$(48,735)
Unrealized gain (loss) on derivatives, net of tax	(792)	1,785	2,216	(2,155)

Total comprehensive income (loss)	$(34,457)	$(19,174)	$(46,049)	$(50,890)

(9)	Stock-Based Awards

      On November 8, 2002, the Company adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. Effective May 2004, the Company adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the 5,066,540 options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of September 30, 2004, the number of shares available for issuance under the 2004 Plan was 1,210,110 with 12,500 shares issued under a restricted stock award and 1,197,610 shares available for issuance pursuant to future awards.

      The Compensation Committee of Dex Media determines the terms for each award. Generally, all outstanding stock options have an exercise price that is equal to the estimated fair value of the common stock on the date the stock option was granted, however, in certain instances stock options have been granted with an exercise price below the estimated fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company, (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. All shares issued under restricted stock awards are subject to restrictions on sale and transfer of the shares. These restrictions lapse on one-third of the shares granted on each of the first three anniversary dates of the grant, provided that the recipient is still an employee or director of the Company.

      On November 3, 2003, the Company declared a distribution to Dex Holdings of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, the Company adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the changes in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the changes in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustments to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations, in accordance with APB Opinion No. 25 and Financial Accounting Standards Board Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”.

(10)	Pension and Other Post-Retirement Benefits

(a)	General Description

      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted a post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”). All individuals who became employees of Dex Media in connection with the Dex East Acquisition and the Dex West Acquisition (the “Acquisitions”) and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisitions became retirees of Qwest and as such receive benefits under the Qwest plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and nine months ended September 30, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and nine months ended September 30, 2004 and 2003.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,725	$625	$1,342	$317
Interest cost	3,100	800	1,865	750
Expected return on plan assets	(4,100)	—	(2,008)	—
Amortization of prior service costs	—	(100)	—	—

Net periodic benefit cost	$1,725	$1,325	$1,199	$1,067

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$8,175	$1,875	$3,288	$795
Interest cost	9,300	2,400	4,623	1,942
Expected return on plan assets	(12,300)	—	(4,928)	—
Amortization of prior service costs	—	(300)	—	—

Net periodic benefit cost	$5,175	$3,975	$2,983	$2,737

(11)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Planned Work Force Reduction

      In September of 2004, the Company announced a planned work force reduction primarily due to efficiencies gained by the replacement of our core production platform with technology from Amdocs. Accordingly, the Company accrued $8.5 million of severance costs in the third quarter of 2004.

(12)	Related Party Transactions

      In connection with the Acquisitions, Dex Media East and Dex Media West each entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received an annual advisory fee of $2.0 million for advisory, consulting and other services. Pursuant to these management consulting agreements, the Company incurred $0.6 million in pro-rated annual advisory fees for the three months ended September 30, 2003, and $2.0 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively. The annual advisory fees payable under the agreements were terminated for a one-time fee of $10.0 million paid to each of the Sponsors in conjunction with the Offering. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company expects to pay SAVVIS approximately $2.2 million over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of September 30, 2004, approximately $1.2 million was not yet incurred under the contract.

(13)	Subsequent Event

(a)	Interest Rate Swaps

      In October 2004, Dex Media West entered into four fixed interest rate swaps to hedge against the effects of increases in the interest rates associated with floating debt on its credit facilities. The interest rate swaps have an aggregate notional amount of $300 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61%. The interest rate swaps will expire in October 2006.

(b)	Dex Media West Bond Offering

      On November 10, 2004, the Company announced that its subsidiary, Dex Media West, priced an offering of $300.0 million new senior notes due 2011, at a rate of 5 7/8%. The gross proceeds will be primarily used to pay down a portion of Dex Media West’s bank facilities.

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

      We have operated as a stand-alone company since the Dex East Acquisition. The Dex East Acquisition and the Dex West Acquisition have been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition dates were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition dates.

      Prior to the Dex East Acquisition, Qwest Dex Holdings, Inc. and its subsidiary operated the directory businesses of Dex East and Dex West as one business. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have provided a discussion and analysis of the historical results of Dex Media for the three months and nine months ended September 30, 2004 compared to the combined results of Dex Media and Dex West for the three months and nine months ended September 30, 2003.

      We have provided the combined results described in the previous paragraph because (1) we believe that such financial information is important to an investor’s understanding of Dex Media’s future operations due to the Dex West Acquisition and (2) Dex Media and Dex West were under common management for all periods presented. In the following discussion and analysis, “we,” “our” or “us” refers to (1) Dex Media or (2) Dex Media and Dex West combined, as applicable.

      The discussion and analysis of periods prior to the Dex West Acquisition do not reflect the significant impact that the Dex West Acquisition has had on us, including significantly increased leverage and liquidity requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See “— Disclosure Regarding Forward-Looking Statements.” You should read the following discussion together with the condensed consolidated financial statements and related notes included elsewhere herein.

      As a result of our conversion to the Amdocs software system (discussed below), certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of accounts.

Our Business

      We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. For the three months ended September 30, 2004 and 2003, we published 52 and 53 directories, respectively, including 16 published by Dex West in 2003 and distributed 8.8 million and 9.4 million copies, respectively, of these directories to business and residential consumers in the Dex States. For the nine months ended September 30, 2004 and 2003, we published 213 and 202 directories, respectively, and distributed 34.0 million and 31.8 million copies, respectively, of these directories to business and residential consumers in the Dex States. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule. For the three months and nine months ended September 30, 2004, we generated $404.6 million and $1,189.5 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three and nine months ended September 30, 2004 would have been $413.3 million and $1,236.3 million, respectively. Approximately 97.9% and 97.8% of our total revenue, excluding the effects of purchase accounting, for the three months and nine months ended September 30, 2004, respectively, was generated from the publication of directories.

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to our business and residential consumers in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance print product offerings, Internet-related products and distribution.

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

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we began replacing our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on June 1, 2004, with the last phase expected to be completed in 2005.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of 13 directories published in December 2002 would be extended. The new editions of these 13 directories were published in January 2004, in most cases. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months and nine months ended September 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We enter into transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to our operations for the three months and nine months ended September 30, 2004 and 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period, and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Dex East Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex East Acquisition was accounted for under the purchase method of accounting. Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex West Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisitions. The purchase method of accounting will not affect our revenue and directory costs subsequent to 2004. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.

      Also, the condensed consolidated results of operations for the three months and nine months ended September 30, 2004 include the results of operations for Dex Media West subsequent to the Dex West Acquisition, whereas the condensed consolidated results of operations for three months and nine months ended September 30, 2003 do not include the results of Dex West prior to the Dex West Acquisition on September 9, 2003. Consequently, the results of operations for the periods presented in the financial statements are not comparable.

Results of Operations

Combined Results of Dex Media and Dex West

      As discussed previously, we have provided the following combined results of Dex Media and Dex West because (1) we believe that such financial information is important to an investor’s understanding of the impact of the Dex West Acquisition on Dex Media’s future financial results and (2) Dex Media and Dex West were under common management for all periods presented. The financial information for the combined three months and nine months ended September 30, 2003 includes the financial information of Dex Media for the three months and nine months ended September 30, 2003 and Dex West for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003. Because our relationship with Qwest Dex Holdings and Qwest Dex, as well as Qwest and its other affiliates, changed as a result of the Acquisitions, our cost structure has changed from that reflected in our historical results of operations, including the combined results of operations that follow. There were no significant transactions between Dex Media and Dex West to consider in combining the results as described above. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance with generally accepted accounting principles and the results of operations for the periods presented are not comparable due to the change in basis of assets that resulted from the Dex West Acquisition.

The Three Months Ended September 30, 2004 Compared to the Combined Three Months Ended September 30, 2003.

      The results of operations below include the effects of purchase accounting for both periods presented and therefore are not comparable. Please refer to the section “Items Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

		Combined
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(Dollars in thousands)
Revenue:
Local directory services	$339,433	$301,327
National directory services	56,405	51,148

Total directory services	395,838	352,475
Other revenue	8,749	10,094

Total revenue	404,587	362,569
Cost of revenue	123,520	108,878

Gross profit	$281,067	$253,691
Gross margin	69.5%	70.0%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$82,004	$53,764

Revenue

      Total revenue increased by $42.0 million, or 11.6%, to $404.6 million for the three months ended September 30, 2004 from $362.6 million for the combined three months ended September 30, 2003. Total revenue was $8.7 million and $45.5 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $5.2 million, or 1.3%. Total revenue, excluding the effects of purchase accounting, included $404.6 million in directory services revenue and $8.7 million in revenue for all other products for the three months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $43.4 million, or 12.3%, to $395.8 million for the three months ended September 30, 2004 from $352.5 million for the combined three months ended September 30, 2003. Total directory services revenue was $8.7 million and $45.5 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $6.5 million, or 1.7%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories and the number of local advertiser disconnects during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $38.1 million, or 12.6%, to $339.4 million for the three months ended September 30, 2004 compared to $301.3 million for the combined three months ended September 30, 2003. Local directory services revenue was $3.6 million and $33.5 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $8.2 million, or 2.4%.

      Revenue from national advertisers increased $5.3 million, or 10.3%, to $56.4 million for the three months ended September 30, 2004 as compared to $51.1 million for the combined three months ended September 30, 2003. Revenue from national advertisers was $5.1 million and $12.0 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers decreased $1.6 million, or 2.5%.

      Other revenue decreased by $1.3 million, or 13.3%, to $8.7 million for the three months ended September 30, 2004 from $10.1 million for the combined three months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct marketing services product line which represented $0.7 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $123.5 million for the three months ended September 30, 2004 compared to $108.9 million for the combined three months ended September 30, 2003. Recognized cost of revenue was $0.8 million and $12.9 million lower than it would have been for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized increased $2.5 million, or 2.1%. Cost of revenue recognized represented 30.1% and 29.8% of revenue, excluding the effects of purchase accounting, for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

      For the three months ended September 30, 2004 and the combined three months ended September 30, 2003, we incurred costs subject to deferral and amortization of $119.9 million and $120.9 million, respectively.

      Employee costs incurred decreased $3.9 million, or 6.5%, to $55.9 million for the three months ended September 30, 2004 from $59.8 million for the combined three months ended September 30, 2003. The decrease is due primarily to changes in sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, decreased $1.4 million, or 3.8% to $35.4 million for the three months ended September 30, 2004 from $36.8 million for the combined three months ended September 30, 2003. The decrease primarily results from lower copy counts of directories distributed and lower page counts of directories printed during the three months ended September 30, 2004

      Contracting and professional fees incurred increased $6.1 million to $9.5 million from $3.4 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase is primarily due to on-going support related to our new production system.

      Other costs of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions were $19.1 million and $20.9 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

Gross Profit

      Our gross profit was $281.1 million for the three months ended September 30, 2004 compared to $253.7 million for the combined three months ended September 30, 2003. Excluding the effects of purchase accounting, gross profit for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, was $289.0 million and $286.3 million, respectively. Gross margin, excluding the effects of purchase accounting, remained relatively constant at 69.9% for the three months ended September 30, 2004 compared to 70.2% for the combined three months ended September 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $28.2 million, or 52.5%, to $82.0 million for the three months ended September 30, 2004 from $53.8 million for the combined three months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs and advertising expense offset by decreases in bad debt expense, contracting and professional fees and other general and administrative expenses.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $10.5 million, or 79.5%, to $23.7 million for the three months ended September 30, 2004 from $13.2 million for the combined three months ended September 30, 2003. Salaries and wages increased $0.6 million, or 7.1%, to $9.1 million for the three months ended September 30, 2004 from $8.5 million for the combined three months ended September 30, 2003. Benefits were $5.2 million and $4.1 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase in benefits is a result of higher costs of medical benefits and to the absence of pension credits in 2004 related to Qwest’s over-funded pension plan from which benefits were recognized in 2003. Other employee costs were $9.4 million and $0.6 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase in other expenses is due primarily to accrued severance costs of $8.5 million related to the planned workforce reduction as a result of efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising expense increased $4.0 million, or 80.0%, to $9.0 million for the three months ended September 30, 2004 from $5.0 million for the combined three months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.2% for the three months ended September 30, 2004 from 1.2% for the combined three months ended September 30, 2003.

      Contracting and professional fees decreased $3.0 million, or 24.2%, to $9.4 million for the three months ended September 30, 2004 from $12.4 million for the combined three months ended September 30, 2003. The decrease is primarily due to expense allocations from Qwest recorded in Dex West’s results in the period from July 1 to September 9, 2003 which are not incurred by Dex Media.

      Bad debt expense decreased $1.7 million, or 13.9%, to $10.5 million for the three months ended September 30, 2004 from $12.2 million for the combined three months ended September 30, 2003. Bad debt expense as a percentage of revenue, excluding the effects of purchase accounting, was 2.5% for the three months ended September 30, 2004 as compared to 3.0% for the combined three months ended September 30, 2003. The decrease in bad debt expense is a result of improved and accelerated collection efforts on local advertiser accounts, combined with a decline in direct write-offs of national accounts as compared to the prior year period.

      In connection with the Offering, we paid $10.0 million to each of our two Sponsors to eliminate the $4.0 million aggregate annual advisory fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advisory fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense decreased $1.6 million, or 14.5%, to $9.4 million for the three months ended September 30, 2004 from $11.0 million for the combined three months ended September 30, 2003.

The Nine Months Ended September 30, 2004 Compared to the Combined Nine Months Ended September 30, 2003.

      The results of operations below include the effects of purchase accounting for both periods presented and therefore are not comparable. Please refer to the section “Items Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

		Combined
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(Dollars in thousands)
Revenue:
Local directory services	$1,010,937	$957,604
National directory services	151,545	150,427

Total directory services	1,162,482	1,108,031
Other revenue	26,985	29,110

Total revenue	1,189,467	1,137,141
Cost of revenue	363,905	345,521

Gross profit	$825,562	$791,620
Gross margin	69.4%	69.6%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$188,187	$153,249

Revenue

      Total revenue increased by $52.3 million or 4.6%, to $1,189.5 million for the nine months ended September 30, 2004 from $1,137.1 million for the combined nine months ended September 30, 2003. Total revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $46.8 million and $83.7 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $15.5 million, or 1.3%. Total revenue, excluding the effects of purchase accounting, included $1,209.2 million in directory services revenue and $27.0 million in revenue for all other products for the nine months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $54.5 million, or 4.9% to $1,162.5 million for the nine months ended September 30, 2004 from $1,108.0 million for the combined nine months ended September 30, 2003. Total directory services revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $46.8 million and $83.7 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $17.6 million, or 1.5%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $53.3 million, or 5.6%, to $1,010.9 million for the nine months ended September 30, 2004 compared to $957.6 million for the combined nine months ended September 30, 2003. Local directory services revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $9.6 million and $45.9 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $17.0 million, or 1.7%. Local directory services revenue, excluding the effects of purchase accounting, accounted for 82.5% and 82.2% of revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003, respectively.

      Revenue from national advertisers increased $1.1 million, or 0.7%, to $151.5 million for the nine months ended September 30, 2004, as compared to $150.4 million for the combined nine months ended September 30, 2003. Revenue from national advertisers for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $37.2 million and $37.8 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, revenue from national advertisers increased $0.5 million, or 0.3%. Revenue from national advertisers, excluding the effects of purchase accounting, for the nine months ended September 30, 2004 accounted for 15.3% of revenue as compared to 15.4% of revenue for the nine months ended September 30, 2003.

      Other revenue decreased by $2.1 million, or 7.3%, to $27.0 million for the nine months ended September 30, 2004 from $29.1 million for the combined nine months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct marketing services product line which represented $1.1 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $363.9 million for the nine months ended September 30, 2004 compared to $345.5 million for the combined nine months ended September 30, 2003. Recognized cost of revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $10.5 million and $22.8 million lower than it would have been, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized increased $6.1 million, or 1.7%. Cost of revenue recognized represented 30.3% of revenue, excluding the effects of purchase accounting, for the nine months ended September 30, 2004, compared to 30.2% of revenue for the combined nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 and for the combined nine months ended September 30, 2003, we incurred costs subject to deferral and amortization of $378.4 million and $359.4 million, respectively. The $19.0 million, or 5.3%, increase in incurred costs is primarily due to increased on-going support costs related to our new production system and to the shifts in publication schedules of 13 directories from December 2003 to the first quarter of 2004, which totaled $14.9 million.

      Employee costs incurred decreased by $5.4 million, or 3.2%, to $165.6 million for the nine months ended September 30, 2004 from $171.0 million for the combined nine months ended September 30, 2003. The decrease is a result of changes to sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, increased $14.2 million, or 12.2%, to $130.6 million for the nine months ended September 30, 2004 from $116.4 million for the combined nine months ended September 30, 2003. The differences in directory publication schedules between the periods contributed $10.7 million of the increase.

      Contracting and professional fees incurred increased $13.2 million to $20.7 million from $7.5 million for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003, respectively. The increase is primarily due to on-going support related to our new production system.

      Other costs of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions, was $61.5 million for the nine months ended September 30, 2004 compared to $64.5 million for the combined nine months ended September 30, 2003.

Gross Profit

      Our gross profit was $825.6 million for the nine months ended September 30, 2004 compared to $791.6 million for the combined nine months ended September 30, 2003. Excluding the effects of purchase accounting, gross profit for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 were $861.9 million and $852.5 million, respectively. Gross margin, excluding the effects of purchase accounting, decreased to 69.7% for the nine months ended September 30, 2004 from 69.8% for the combined nine months ended September 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $35.0 million, or 22.8%, to $188.2 million for the nine months ended September 30, 2004 from $153.2 million for the combined nine months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs, advertising expense and contracting and professional fees offset by decreases in bad debt expense and other general and administrative.

      Employee costs increased $18.0 million, or 50.0%, to $54.0 million from $36.0 million for the nine months ended September 30, 2004 and for the combined nine months ended September 30, 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $5.2 million, or 23.2%, to $27.6 million for the nine months ended September 30, 2004 from $22.4 million for the combined nine months ended September 30, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $3.9 million, or 34.2%, to $15.3 million for the nine months ended September 30, 2004 from $11.4 million for the combined nine months ended September 30, 2003. This increase is primarily due to higher costs of medical benefits and to the absence of pension credits in 2004 related to Qwest’s over-funded pension plan from which benefits were recognized in 2003. Other employee costs increased $8.9 million for the nine months ended September 30, 2004 to $11.1 million from $2.2 million for the combined nine months ended September 30, 2003, respectively. The increase is primarily related to accrued severance costs of $8.5 million related to the planned workforce reduction as a result of the efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising increased $11.8 million, or 85.5%, to $25.6 million for the nine months ended September 30, 2004 from $13.8 million for the combined nine months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.1% for the nine months ended September 30, 2004 compared to 1.1% for the combined nine months ended September 30, 2003.

      Contracting and professional fees increased $3.1 million, or 12.3%, to $28.3 million for the nine months ended September 30, 2004 from $25.2 million for the nine months ended September 30, 2003. The increase is primarily due to higher legal fees and increased use of external collection agencies for collection of past due receivables.

      Bad debt expense decreased $5.7 million, or 14.5%, to $33.6 million for the nine months ended September 30, 2004 from $39.3 million for the combined nine months ended September 30, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.7% for the nine months ended September 30, 2004 compared to 3.2% for the nine months ended September 30, 2003. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts on local advertiser accounts. In addition, in 2004 there was a decline in direct write-offs of national accounts as compared to the prior year.

      In connection with the Offering, we paid $10 million to each of our two Sponsors to eliminate the $4.0 million aggregate annual fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advisory fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense, decreased $12.2 million, or 31.4%, to $26.7 million for the nine months ended September 30, 2004 from $38.9 million for the combined nine months ended September 30, 2003. For the nine months ended September 30, 2003, other general and administrative expense included affiliate charges from Qwest, including finance, human resources, real estate and information technology with the costs of such expenses incurred directly in salaries and wages for the nine months ended September 30, 2004.

Historical Results of Operations

      The condensed consolidated results of operations for the three months and nine months ended September 30, 2004 include the results of operations for Dex Media West, whereas the condensed consolidated results of operations for three months and nine months ended September 30, 2003 do not include the results of Dex West prior to the Dex West Acquisition on September 9, 2003. Consequently, the results of operations for the periods presented in the financial statements are non-comparable. As such, we have provided a comparison of the three months and nine months ended September 30, 2004 to the combined three months and nine months ended September 30, 2003 in the previous section. In addition and as described further below, in connection with the acquisition of Dex West, we acquired intangible assets subject to amortization and incurred significant indebtedness.

Amortization of Intangibles

      In connection with the Dex West Acquisition, we recorded significant intangible assets at the date of Dex West Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended September 30, 2004 and 2003, we recognized $103.1 million and $67.7 million, respectively, in amortization expense related to our identifiable intangible assets. For the nine months ended September 30, 2004 and 2003, we recognized $309.3 million and $174.8 million, respectively, in amortization expense related to our identifiable intangible assets.

Interest Expense

      We incurred significant indebtedness in connection with the Dex West Acquisition. As such, interest expense subsequent to and prior to the Dex West Acquisition are not comparable. We recognized interest expense of $144.6 million and $64.0 million for the three months ended September 30, 2004 and 2003, respectively. We recognized interest expense of $387.3 million and $162.3 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense for the nine months ended September 30, 2004 includes $46.3 million of amortization of deferred financing costs, including the write off of $5.6 million deferred financing costs in conjunction with our subsidiaries’ senior subordinated note redemption. Interest expense for the nine months ended September 30, 2004 also includes $30.6 million of accretion on discount notes, $24.1 million of early redemption premiums and an accelerated payment of $6.3 million accrued interest paid to redeem a portion of our subsidiaries’ senior subordinated notes. Interest expense for the nine months ended September 30, 2003 includes $14.1 million of amortization of deferred financing costs.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of September 30, 2004 we have recorded $99.8 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the Acquisitions, our primary source of liquidity continues to be cash flow generated from the operations of our subsidiaries. Our subsidiaries also have availability under their revolving credit facilities, subject to certain conditions.

      In connection with the Acquisitions, we incurred $3,653 million of borrowings under our subsidiaries’ credit facilities and $2,140 million of indebtedness with the issuance of outstanding subsidiary notes. On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for aggregate gross proceeds of $750.2 million. On February 11, 2004, we issued an additional $361.0 million of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by us as a distribution to our parent and ultimately to the Sponsors. As a result of these issuances, our liquidity requirements have significantly increased due to increased debt service obligations. These notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. As of September 30, 2004, we had outstanding $5,838.9 million in aggregate indebtedness due to aggregate debt repayments since the Acquisitions of $994.5 million, accretion on the Discount Notes of $33.8 million and foreign currency exchange loss through November 2003 of $6.0 million. In connection with the Offering, Dex Media East redeemed $183.8 million in aggregate principal amount of its 12 1/8% senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid dividends and Dex Media West redeemed $18.2 million of its 9 7/8% senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid dividends on August 26, 2004. A portion of the proceeds from the Offering was used to fund the redemption obligations.

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

      On June 11, 2004, we entered into amended and restated credit agreements to, among other things, (i) reduce the applicable margins on loans under our subsidiaries’ credit facilities and the commitment fees on their revolving credit facilities, (ii) permit the redemption of all of our 5% Series A preferred stock, which was held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit (a) the redemption of up to 35% of Dex Media East’s outstanding 12 1/8% senior subordinated notes due 2012 and its associated redemption premium, plus accrued and unpaid interest, and (b) the redemption of up to 35% of Dex Media West’s outstanding 9 7/8% senior subordinated notes due 2013 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the Offering, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fees payable under the management consulting agreements, and (v) permit Dex Media East and Dex Media West to distribute to us the funds required to fund the dividends on our common stock if and when such dividends are declared, up to $70.0 million annually. The amendments to the credit agreements, except the repricing of the applicable margins and commitment fees which were effective on June 11, 2004, were effective immediately upon the consummation of the Offering on July 27, 2004.

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

      Dex Media East and Dex Media West each entered into a billing and collection services agreement with Qwest LEC upon the consummation of the respective Acquisitions, which were renewed effective November 1, 2004. Under these renewed agreements, Qwest LEC will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 47% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 53% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In connection with the Acquisitions, we developed and continue to maintain the ability to transition those accounts billed by Qwest from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

Sources of Liquidity

      Net cash provided by operations was $354.2 million and $243.8 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $42.8 million and $4,372.6 million for the nine months ended September 30, 2004 and 2003, respectively. The principal use of cash for investing activities for the nine months ended September 30, 2004 was expenditures for property, plant and equipment and software. The principal use of cash flows from investing activities for the nine months ended September 30, 2003 was $4.3 billion consideration paid in the acquisition of Dex West.

      Net cash (used for) and provided by financing activities was $(315.0 million) and $4,140.8 million for the nine months ended September 30, 2004 and 2003, respectively. Significant uses of cash flows for the nine months ended September 30, 2004 included $539.4 million total debt repayments of which $202.0 million was redemption of the senior subordinated notes in conjunction with the Offering, $250.5 million of distributions to our parent, and ultimately to the Sponsors and $128.5 redemption of preferred stock including accumulated and unpaid dividends. Significant sources of cash flows in the nine months ended September 30, 2004 included $250.5 million of long-term borrowings and $375.0 million from issuance of common stock in the Offering.

The main uses of cash flows for the nine months ended September 30, 2003 were $229.9 million of repayments on long-term borrowings. The principal sources of cash flows for the nine months ended September 30, 2003 were borrowings of $3.5 billion, issuance of preferred stock of $192.4 million and issuance of common stock of $769.6 million to fund the acquisition of Dex West.

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

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $199.1 million of our subsidiaries’ revolving facilities available to our subsidiaries as of September 30, 2004.

iii.	Other unsecured indebtedness up to an aggregate principal amount of $360.0 million, of which our subsidiaries may incur up to an aggregate principal amount of $125.0 million.

iv.	Our subsidiaries may sell, or dispose of, assets up to $10.0 million and $15.0 million annually for Dex Media East and Dex Media West, respectively, subject to an aggregate amount of $20.0 million and $30.0 million, respectively.

v.	The proceeds from any debt issuance, which our subsidiaries may use as long as the respective leverage ratio of Dex Media East and Dex Media West is at or below 4.0 to 1.0.

vi.	Our subsidiaries may use the proceeds from any equity offering as follows: a) 50%, if the respective leverage ratio is above 4.0 to 1.0 or b) 100%, if the respective leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the Offering, we amended our subsidiaries’ credit facilities to, among other things, allow our subsidiaries access to 100% of the proceeds from the Offering irrespective of their leverage ratios.

      Our subsidiaries’ credit agreements and indentures of the senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of September 30, 2004, the consolidated outstanding balance of capital leases was $0.9 million.

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

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During the nine months ended September 30, 2004, we used cash generated from operations in excess of liquidity requirements to make optional repayments under our subsidiaries’ credit facilities.

      Our subsidiaries, Dex Media East and Dex Media West, together made required and optional repayments in an aggregate principal amount of $337.4 million under their respective credit facilities and redeemed $202.0 million under their senior subordinated notes during the nine months ended September 30, 2004, using the excess cash flow generated from operations and a portion of the net proceeds from the Offering. As a result of the repayments, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes and discounted notes, is comprised of 57.2% fixed rate debt and 42.8% floating rate debt as of September 30, 2004. Mandatory repayments or optional repayments under the Dex Media East and Dex Media West credit facilities in the future will cause the percentage of fixed rate debt in the debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.

      Tranche A and Tranche B of Dex Media East’s term loan credit facilities have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made, the required quarterly payments for each tranche in the period from September 30, 2003 to June 30, 2004 were reduced to zero. The first mandatory repayment was due and paid on September 30, 2004 in an amount of $22.7 million.

      Tranche A and Tranche B of Dex Media West’s term loan credit facilities have required quarterly principal repayments that were scheduled to begin September 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made, the required quarterly repayments for each tranche in the period from September 30, 2004 to March 31, 2005 were reduced to zero. The first mandatory repayment is now due on June 30, 2005 in an amount of $38.6 million.

      On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. On February 11, 2004, we issued another $361.0 million of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by us as a distribution to our parent and ultimately to the Sponsors. We did not retain any of the proceeds from the debt issuance.

      We have no operations of our own and we derive all of our cash flow and liquidity from our subsidiaries. We depend on the earnings and the distribution of funds from Dex Media East and Dex Media West to meet our liquidity needs. Although our subsidiaries are not obligated to make funds available to us for any purpose, Dex Media East and Dex Media West are expected to make cash distributions of up to $8.4 million and $11.6 million, respectively, to us semi-annually to service our cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the subsidiary note indentures and the credit agreements. Particularly, Dex Media East’s indentures relating to the senior notes and the senior subordinated notes prohibit Dex Media East from distributing funds to us if the amount of such distribution, together with all other restricted payments made since November 8, 2002, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by Dex Media East since January 1, 2003. The indentures relating to Dex Media West’s senior notes and senior subordinated notes permit up to $50.0 million in any fiscal year to be distributed to us to make interest payments on our notes. Although the terms of Dex Media East’s and Dex Media West’s credit facilities permit them to pay cash distributions to us in amounts not to exceed 42% and 58%, respectively, of the regularly scheduled interest payments on $250.0 million of the $500.0 million of 8% Notes due 2013, Dex Media East and Dex Media West must meet interest coverage ratios for the four consecutive fiscal quarters prior to the payment of the distributions to us to cover Dex Media East’s 42% and Dex Media West’s 58% portions of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013. The discount notes defer interest until May 2009 at which time Dex Media East and Dex Media West will be expected to service and repay this debt in the form of distributions to us, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on our 9% Discount Notes.

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

      In addition to the limitations on distributions, dividends or loans to us by our subsidiaries mentioned above, our subsidiaries’ credit facilities, the indentures governing our notes, the terms of our other indebtedness or any future agreements may prohibit or limit our ability to, among other things, dispose of assets (including the stock of our subsidiaries), issue additional indebtedness or issue equity securities, which transactions could provide funds to make payments on our notes if not prohibited or limited. In addition, even if such transactions were permitted, use of the proceeds therefrom for payment on our notes may be prohibited or limited by agreements governing our current and future indebtedness. The indentures governing our notes will not significantly limit our subsidiaries from entering into agreements restricting such distributions, dividends or loans. We cannot assure you that the agreements governing our current and future indebtedness or other agreements will permit Dex Media to engage in transactions to fund scheduled interest and principal payments on our indebtedness when due, if such transactions are necessary.

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

Stand-Alone Costs

      Historically, Dex East and Dex West reimbursed Qwest for services Qwest and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). The historical costs for services provided to Dex West by Qwest affiliates do not reflect the expenses that we have begun to incur as a stand-alone entity. As of December 31, 2003 we completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. There can be no assurance that the costs we incur on a stand-alone basis will be comparable to historical costs for services previously provided by Qwest and its affiliates.

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

Bond Ratings

      In anticipation of the Offering of our common stock and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poors revised the outlook on our credit ratings to stable from negative.

      On July 28, 2004, Moody’s Investor Service upgraded the credit ratings of our notes, our subsidiaries’ credit facilities, senior notes and senior subordinated notes by two notches. The rating upgrade does not have any immediate impact on our financing costs.

Competition

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex States. For example, new competitive directories were introduced in nine of our top ten markets in 2003 compared to just one new competitive directory in 2002.

      Through our Internet-based directory, we compete with these publishers and with other Internet sites providing classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising.

      The foregoing discussion of material trends, known facts and uncertainties should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward period. This determination is based upon our estimation of projected book and taxable income and expense over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

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

Long-Term Debt

      As of September 30, 2004, we had a total outstanding debt balance of $5,838.9 million comprised of $2,866.4 million of variable rate debt drawn under our subsidiaries’ credit facilities, $835.0 million of senior notes and $1,103.1 million of senior subordinated notes issued by our subsidiaries and $1,034.4 million of cash pay and discount notes issued directly by us. Dex Media East’s credit facilities were made up of $495.2 million of Tranche A term loan maturing in November 2008 and $503.2 million of Tranche B term loan maturing in May 2009. Dex Media West’s credit facilities were made up of $830.2 million of Tranche A term loan maturing in September 2009 and $1,037.8 million of Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A term loans, Tranche B term loans and revolving credit facilities approximated fair values.

      The $450.0 million Dex Media East’s unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009 and the $385.0 million Dex Media West’s unsecured senior notes bearing a fixed interest rate of 8.5% matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior notes were $517.5 million and $437.0 million, respectively as September 30, 2004.

      The $341.3 million Dex Media East’s unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012 and the $761.8 million Dex Media West’s unsecured senior subordinated notes bearing a fixed interest rate of 9.875% matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior subordinated notes were $424.9 million and $895.1 million, respectively as of September 30, 2004.

      The $500.0 million cash pay notes and the $534.4 million of discount notes issued directly by us all mature November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Until November 15, 2008, interest will accrue on the discount notes in the form of an increase in the Accreted Value between the date of original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the discount notes were $526.3 million and $551.2 million, respectively, as of September 30, 2004.

Interest Rate Risk

      As of September 30, 2004, we had no borrowings outstanding under our subsidiaries’ revolving credit facilities (although approximately $1 million was committed under a stand-by letter of credit), and $2,866.4 million of debt outstanding under our subsidiaries’ term loan facilities. Our subsidiaries’ revolving credit facility and term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of these credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements, which became effective May 8, 2003, have an aggregate notional amount of $370.0 million, with applicable fixed rates ranging from 2.354% to 4.085%. They will expire in various terms ranging from November 2004 to May 2008. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings on January 1, 2004 with interest payable at variable rates and assuming a one percentage point increase in the weighted average interest rate under these borrowings, our interest expense for the three months and nine months ended September 30, 2004 would have increased by $6.3 million and $12.7 million, respectively. In October 2004, we entered into four fixed interest rate swaps with an aggregate notional amount of $300 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61%. They will expire in October 2006. We do not intend to use any financial derivative instruments for speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Sale of Registered Securities

      On July 22, 2004 we commenced the offering of an aggregate 53,061,224 shares of common stock, $0.01 par value, in our Offering at a per share price of $19.00. Dex Holdings LLC, as selling stockholder, sold 33,324,382 of the total aggregate shares and Dex Media sold 19,736,842 shares. All shares sold upon the closing date of the offering, July 27, 2004, were registered under the Securities Act of 1933 on a Registration Statement on Form S-1, as amended (Reg. No. 333-115489) that was declared effective on July 21, 2004. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith.

      The aggregate price of the offering amount of the selling stockholder’s shares registered on our behalf was $633.2 million. The aggregate price of the offering amount of the shares sold by us was $375.0 million. Expenses associated with the issuer’s account included $15.9 million paid to underwriters and other expenses of $4.9 million, resulting in net offering proceeds of $354.2 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. The net proceeds from the offering were used to (i) redeem all of our outstanding 5% Series A preferred stock, which was held by our Sponsors and management, for $128.5 million including accrued and unpaid dividends, (ii) redeem $183.8 million in aggregate principal amount of Dex Media East’s outstanding 12 1/8% senior subordinated notes due 2012 at a redemption price of 112.125% of principal plus accrued and unpaid interest and (iii) redeem $18.2 million in aggregate principal amount of Dex Media West’s outstanding 9 7/8% senior subordinated notes due 2013 at a redemption price of 109.875% of principal plus accrued and unpaid interest. In addition, upon consummation of the Offering, Dex Media East made additional borrowings and used cash on hand and Dex Media West used cash on hand to fund the final lump sum payment of $20.0 million to our Sponsors to terminate the annual advisory fees payable under the management consulting agreements between our Sponsors and each of Dex Media East and Dex Media West.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      In accordance with the requirements of Delaware general corporate law, Dex Holdings LLC, the holder of all of the Company’s voting stock before the Offering, acted by written consent, in lieu of a meeting of stockholders, on July 15, 2004 to approve the filing of the Company’s restated certificate of incorporation in connection with the Offering, including a new certificate of designations in connection with the Company’s rights plan (described in Note 7(e) to our condensed consolidated financial statements), with the Delaware Secretary of State. The restated certificate of incorporation increased the number of the Company’s authorized shares in preparation for the Offering, authorized the 10-for-1 common stock split immediately prior to the Offering, allowed the redemption of the 5% Series A Preferred Stock upon consummation of the Offering and created a new series of junior participating preferred stock in connection with the Company’s rights plan. The written consent also ratified the appointment of Glenn Hubbard to the Company’s Board of Directors upon the consummation of the Offering.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Executive Vice President and
Chief Financial Officer
(principal financial officer
and duly authorized officer)

Date: November 10, 2004

EXHIBIT INDEX

Exhibit
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
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.