Form 10-K
period 2004-12-31
DEX MEDIA INC
filed 2005-03-11
CIK 1284529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(303) 784-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 1, 2005, there were 150,306,662 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding. There was no established public trading market for the registrant’s Common Stock as of the last day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item I—“Business—Risk Factors,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stand-Alone Company” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item I—“Business—Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report.

Market and Industry Data

Unless otherwise indicated, information contained in this annual report concerning the U.S. directory advertising industry, the U.S. advertising industry and their respective segments, our general expectations concerning such industries and their segments and our market position and market share within such industries and their segments are derived from data from various third party sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the U.S. directory advertising industry, which we believe to be reasonable. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption Item I—“Business—Risk Factors” in this annual report.

A few of our competitors may utilize the point of publication accounting method of recognizing revenue and expenses, under which revenue and expenses are recognized when a directory is published. We utilize the deferral and amortization accounting method, under which revenue and expenses are recognized over the lives of the directories. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” As a result, while we believe that the information presented herein with respect to ourselves and our competitors is comparable, comparisons made beyond the scope of those made in this annual report may be affected by these differing accounting methods.

The DEX® trademark referred to in this annual report is a registered trademark of Dex Media, Inc. The QWEST DEX® and QWEST DEX ADVANTAGE® trademarks referred to in this annual report are registered trademarks of Qwest Communications International Inc. and are used by us under license.

Certain Definitions

As used in this annual report, the following terms shall have the following respective meanings, unless the context requires otherwise.

•	“Dex Media,” “we,” “our” and “us” refers collectively to Dex Media, Inc. and its consolidated subsidiaries and their predecessors;

•	“Predecessor” and “Dex East” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex East States (as defined below) prior to November 8, 2002;

•	“Dex East States” refers to Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota;

•	“Dex Media East” refers to Dex Media East LLC, an indirect wholly-owned subsidiary of Dex Media;

•	“Dex Media West” refers to Dex Media West LLC, an indirect wholly-owned subsidiary of Dex Media;

•	“Dex West” refers to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex West States (as defined below) prior to September 9, 2003;

•	“Dex West States” refers to Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming;

•	“Dex States” refers collectively to the Dex East States and the Dex West States;

•	“Qwest” refers to Qwest Communications International Inc. and its subsidiaries, including Qwest Corporation, the local exchange carrier subsidiary of Qwest Communications International Inc.;

•	“Qwest Dex” refers collectively to Qwest Dex, Inc. and its parent, Qwest Dex Holdings, Inc.;

•	“Predecessor Period” refers to the period from January 1, 2002 through November 8, 2002 for Dex East;

•	“Successor Period” refers to the period from November 9, 2002 through December 31, 2002 for Dex Media;

•	“Combined Year 2003” refers collectively to the year ended December 31, 2003 for Dex Media and the period from January 1 to September 9, 2003 for Dex West;

•	“Combined Year 2002” refers collectively to the Successor Period, the Predecessor Period and the year ended December 31, 2002 for Dex West;

•	“Combined Successor and Predecessor Period” refers collectively to the Successor Period and the Predecessor Period;

•	“directory” refers to a telephone directory; and

•	“Sponsors” refers collectively to The Carlyle Group (“Carlyle”) and Welsh, Carson, Anderson & Stowe (“WCAS”), together with their assignees and designees.

ITEM 1. BUSINESS

Our Company

We are the exclusive publisher of the “official” yellow pages and white pages directories for Qwest in the following states where Qwest is the primary incumbent local exchange carrier: Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We have been publishing directories for over 100 years. Our contractual agreements with Qwest grant us the right to be the exclusive incumbent publisher of the “official” yellow pages and white pages directories for Qwest in the Dex States until November 2052 and prevent Qwest from competing with us in the directory products business in the Dex States until November 2042.

We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the United States. In 2004, we published 269 directories and printed approximately 44.5 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex States. In addition, our Internet-based directory, DexOnline.com™, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage versus most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2004, we generated approximately 98% of our total revenue, excluding the effects of purchase accounting, from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the year ended December 31, 2004 and the Combined Year 2003, we generated $1,602.1 million and $1,512.9 million in revenue, respectively. Excluding the effects of purchase accounting, as described in this Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we generated $1,648.9 million and $1,631.1 million in revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively. For complete information concerning our financial performance, see Item 8—“Financial Statements and Supplementary Data.”

Our History

On August 19, 2002, Dex Holdings, LLC, the former parent of Dex Media (“Dex Holdings”), entered into two purchase agreements with Qwest to acquire the directory business of Qwest Dex, the directory services subsidiary of Qwest, in two separate phases, for an aggregate consideration of approximately $7.1 billion (excluding fees and expenses). In connection with the first phase, Dex Holdings assigned its right to purchase the directory business in the Dex East States to its indirect subsidiary, Dex Media East. Dex Media East consummated the first phase of the acquisition on November 8, 2002 (the “Dex East Acquisition”) and currently operates the acquired directory business in the Dex East States. In connection with the second phase, Dex Holdings assigned its right to purchase the directory business in the Dex West States to its indirect subsidiary, Dex Media West. Dex Media West consummated the second phase of the acquisition on September 9, 2003 (the “Dex West Acquisition” and together with the Dex East Acquisition, the “Acquisitions”) and currently operates the acquired directory business in the Dex West States. Dex Holdings was subsequently dissolved on January 5, 2005.

In connection with the Acquisitions, we entered into a number of contractual agreements with Qwest. For a summary of the principal terms of certain of such agreements, see “Agreements Between Us, Dex Media East and/or Dex Media West and Qwest” in this Item 1.

Our Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the Internet, outdoor and direct mail. The entire U.S. advertising market was approximately $245.5 billion in 2003 (the latest year for which figures are available), with directory advertising estimated to have captured a 5.7% share of the advertising market. Unlike most other forms of advertising, directory advertising is characterized as primarily “directional” advertising, or advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service. Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of the regional bell operating companies (the “RBOCs”) and other incumbent local telephone companies. Over the past few years, RBOC mergers have reduced the number of RBOC-affiliated publishers to four: SBC Directory Operations, Verizon Information Services, BellSouth Advertising & Publishing Corp. and Dex Media.

Directory Advertising Market Size

The U.S. directory advertising industry generated approximately $14 billion in revenues in 2003, with a total circulation of approximately 540 million directories. The following chart depicts the estimated size and growth of the U.S. directory advertising industry between 1985 and 2003.

U.S. Directory Advertising Revenue: 1985—2003

Local Versus National Advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising revenue. As shown in the table below, between 1997 and 2003 local directory advertising constituted approximately 85% of total revenue for the U.S. directory advertising industry. This is consistent with our experience, where in 2003, local advertising made up approximately 82% of our directory advertising revenue, excluding the effects of purchase accounting.

Local Versus National U.S. Print Directory Advertising: 1997—2003

(Dollars in billions)	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	CAGR ’97-’03
Local	$9.7	85.1%	$10.1	84.2%	$10.7	84.3%	$11.1	84.1%	$11.5	84.6%	$11.7	84.8%	$11.8	84.9%	3.3%
% growth yearly	NA		4.1%		5.9%		3.7%		3.6%		1.7%		0.9%
National	1.7	14.9%	1.9	15.8%	2.0	15.7%	2.1	15.9%	2.1	15.4%	2.1	15.2%	$2.1	15.1%	3.6%
% growth yearly	NA		11.8%		5.3%		5.0%		0.0%		0.0%		0.0%

Total Print	$11.4	100.0%	$12.0	100.0%	$12.7	100.0%	$13.2	100.0%	$13.6	100.0%	$13.8	100.0%	$13.9	100.0%	3.4%
% growth yearly	NA		5.3%		5.8%		3.9%		3.0%		1.5%		0.7%

Competition Within the Industry

At present, the industry can be divided into two major groups of directory advertising publishers: (i) incumbent publishers, which include the directory businesses of the RBOCs and other incumbent local telephone companies and (ii) independents, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd. As shown in the table below, although the independents’ revenues increased between 1997 and 2003, the incumbent publishers remain the dominant players, with an 86.5% share of total 2003 revenue for the U.S. directory advertising industry.

U.S. Print Directory Market Share: 1997—2003

(Dollars in billions)	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	CAGR ’97-’03
Incumbent Publishers(1)	$10.6	93.0%	$11.0	91.7%	$11.5	90.6%	$11.8	89.7%	$12.1	89.2%	$12.2	88.2%	$12.0	86.5%	2.1%
% growth yearly	NA		3.8%		4.6%		2.6%		2.5%		0.8%		(1.6)%
Independent Publishers	0.8	7.0%	1.0	8.3%	1.2	9.4%	1.4	10.3%	1.5	10.8%	1.6	11.8%	1.9	13.5%	15.5%
% growth yearly	NA		25.0%		20.0%		16.7%		7.1%		6.7%		18.8%

Total Print	$11.4	100.0%	$12.0	100.0%	$12.7	100.0%	$13.2	100.0%	$13.6	100.0%	$13.8	100.0%	$13.9	100.0%	3.4%
% growth yearly	NA		5.3%		5.8%		3.9%		3.0%		1.5%		0.7%

(1)	Includes the directory businesses of RBOCs and other incumbent local telephone companies.

As the table below illustrates, the U.S. directory advertising industry remains highly concentrated. During 2003, the incumbent publishers, Dex Media, SBC, Verizon and BellSouth, cumulatively generated approximately $11.3 billion, or 81.2%, of total U.S. directory advertising revenue. The independents’ segment is highly fragmented and comprised only 18.8% of total directory-related advertising revenue in 2003.

U.S. Directory Advertising Publishers: 2003

(Dollars in billions) Company	2003 Revenue	Market Share
SBC	$3.8	27.3%
Verizon(1)	3.8	27.3%
BellSouth(1)	2.1	15.1%
Dex Media	1.6	11.5%
R.H. Donnelley(2)	1.0	7.2%
Yell Group(1)	0.8	5.8%
TransWestern	0.3	2.2%
Others	0.5	3.6%

Total	$13.9	100%

(1)	Represents estimates of U.S. operations only.
(2)	Includes revenue related to directories purchased by R.H. Donnelley which were formerly published by two incumbents, SBC and Sprint.

We believe the incumbent publishers have a number of advantages over their independent competitors. Incumbents typically can deliver a better value proposition to advertisers, largely due to user perception of accuracy and completeness that comes with their affiliation with the local telecom service provider. Incumbents also benefit from established usage patterns and advertising customer bases. The majority of incumbent sales are made locally to established clients.

These factors force the independent publishers to compete on price while they build their advertising customer base. This has resulted in listing rates that are significantly lower than the prices for equivalent products listed by the incumbent publishers. The incumbents also benefit from an established operational infrastructure. Printing, publishing and distribution channels benefit from established long-term relationships. The existing infrastructure, scale of business, and pricing premium allow incumbents to achieve significantly higher earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins than their independent competitors.

Competition with Other Media

We believe directory advertising is the preferred form of advertising for many small and medium-sized businesses due to its relatively low cost, broad demographic and geographic distribution, enduring presence and high customer usage rates. We believe that directory advertising is attractive to our customers because consumers may view directories as a free, comprehensive, single source of information. While overall advertising tends to track an economy’s business cycle, directory advertising tends to be more stable and does not fluctuate widely with economic cycles due to its frequent use by small to medium-sized businesses, often as their principal or only form of advertising. Directory advertising is also less influenced by business cycles because failure to advertise in a given directory cannot be remedied until the replacement directory is published, which is usually one year later. Moreover, most directory publishers, including Dex Media, give priority placement within a directory classification to their longest-tenured advertisers. As a result, advertisers have a strong incentive to renew their directory advertising purchases from year to year, so as not to lose their priority placement within the directory.

The table below shows advertising spending in certain media categories for the years 1990 through 2003.

Advertising Spending by Media Category: 1990—2003

(Dollars in billions)
Year	U.S. Directories	Revenue Growth	Television(1)	Revenue Growth	Radio	Revenue Growth	Newspaper	Revenue Growth
1990	$8.9	n/a	$28.4	n/a	$8.7	n/a	$32.3	n/a
1991	$9.2	3.4%	$27.4	-3.5%	$8.5	-2.3%	$30.4	-5.9%
1992	$9.3	1.1%	$29.4	7.3%	$8.7	2.4%	$30.7	1.0%
1993	$9.5	2.2%	$29.7	1.0%	$9.5	9.2%	$32.0	4.3%
1994	$9.8	3.2%	$34.2	15.2%	$10.5	10.5%	$34.4	7.5%
1995	$10.2	4.1%	$37.8	10.5%	$11.3	7.6%	$36.3	5.5%
1996	$10.8	5.9%	$42.5	12.5%	$12.3	8.8%	$38.4	5.8%
1997	$11.4	5.6%	$44.1	3.8%	$13.5	9.8%	$41.7	8.6%
1998	$12.0	5.3%	$47.5	7.7%	$15.1	11.9%	$44.3	6.2%
1999	$12.7	5.8%	$52.6	10.7%	$17.2	13.9%	$46.6	5.4%
2000	$13.2	3.9%	$60.3	14.6%	$19.3	12.2%	$49.0	4.9%
2001	$13.6	3.0%	$54.6	-9.5%	$17.9	-7.3%	$44.3	-9.6%
2002	$13.8	1.5%	$58.4	7.0%	$18.9	5.6%	$44.0	-0.7%
2003	$13.9	0.7%	$60.7	3.9%	$19.1	1.1%	$44.8	1.8%

’98-’03 CAGR		3.0%		5.0%		4.8%		0.2%

(1)	Includes broadcast television and cable and satellite television; excludes barter syndication.

The Internet

According to The Kelsey Group, a provider of research and analysis, data and competitive metrics, the U.S. digital directory advertising industry, including Internet Yellow Pages (the “IYP”), local search and wireless search, generated approximately $669 million in revenues in 2004. The Kelsey Group projects that by 2009 the U.S. digital directory advertising industry will generate $5.1 billion in revenues. Directories publishers are expected to capture a meaningful portion of this expected growth, according to The Kelsey Group. The primary catalyst for growth is expected to be the increased adoption of Internet advertising by small and medium-sized enterprises.

Our Competitive Strengths

While the directory advertising industry has become increasingly competitive, we believe that we possess the following strengths that will enable us to continue to compete successfully in the local advertising market:

•	Scale and leading market position. We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the United States. We believe that our scale and our incumbent position in the Dex States provide us with a substantial competitive advantage over independent directory advertising providers. As the exclusive directory publisher for Qwest in the Dex States, our directories benefit from strong brand identification as the “official” directory for both consumers and local advertisers, many of whom select our directories as their primary advertising medium.

•	Well-defined Internet strategy. We believe we have a well-defined Internet strategy that leverages both our extensive local advertising content and our long-standing relationships with our advertisers, giving us a significant advantage relative to our independent competitors and positioning us as an effective participant in the area of local Internet search and Internet advertising.

We believe our extensive local advertising content, which has been digitized in a structured database, is the most comprehensive source of digital information related to local products and services in our 14-state region. We provide a diverse and comprehensive opportunity for our customers to extend their advertising message through an integrated range of Internet-based channels, including DexOnline.com; potential access to the search results pages of a number of popular Internet search engines and portals; and paid access to another thirty different search engines and portals through Dex Web Clicks™, Dex Media’s proprietary Search Engine Marketing (“SEM”) product.

•	Superior value proposition for our target advertisers. We believe that directory advertising provides our target advertisers with a superior value proposition as compared to other media. Directory advertisements enable our advertisers to reach a broad target audience, providing a permission-based reference source to search for specific products and services. In addition, we believe that the “directional” nature of directory advertising is a unique attribute of our media, enabling our advertisers to reach their target customers at the key time when they are actively seeking information to make a purchase. We also believe that our bundled print and Internet offering, combined with our other Internet products, enhances the value of our advertising services and leads to a lower cost per usage compared to other directories and other local advertising alternatives, including newspapers, television, radio and the Internet.

•	Established and experienced sales force. As of December 31, 2004, we had approximately 1,000 sales representatives, who have been employed by Dex for an average of nine years. We believe that our sales force’s experience, tenure and local market knowledge is a competitive advantage which has enabled us to develop longstanding relationships with our advertisers and has been a key factor in our ability to exceed the average revenue growth of the incumbent industry during 2004.

•	Stable and recurring revenue. Our business produces stable and recurring revenue because of our large diversified advertising customer base, historically high account retention and renewal rates and limited exposure to national advertising. In addition, the pre-sold nature of directory advertising provides revenue and cash flow visibility as advertisers typically enter into one-year contracts and pay on a monthly basis. For the year ended December 31, 2004, no single account (excluding Qwest) contributed more than 0.3% of total revenue and no single directory heading contributed more than 3.3% of total revenue (in each case excluding the effects of purchase accounting).

•	Strong financial profile generates significant operating cash flow. Our business generates significant operating cash flow due to its recurring revenue combined with the high margins associated with our incumbent position, low capital expenditures and favorable tax position. For the year ended December 31, 2004, on revenues of $1,602.1 million, we generated $491.4 million in cash provided by operating activities. Over the last three years (including the combined Predecessor Period and Successor Period and capital expenditures of Dex West for the period from January 1 to September 9, 2003 and the year ended December 31, 2002), we have invested an average of $49.6 million per year in capital expenditures, including capitalized software development costs. We also benefit from the favorable income tax treatment associated with the $6.8 billion step-up in the tax basis of our assets from the Acquisitions, which is amortized for tax purposes on a straight-line basis over 15 years. During the year ended December 31, 2004, our cash provided by operating activities, along with the proceeds of our initial public offering, which was consummated on July 22, 2004 (the “IPO”), allowed us to repay $662.5 million of our indebtedness, excluding the $300.0 million of Dex Media West bank debt paid down with proceeds from the $300.0 million 5 7/8% Senior Notes issued by Dex Media West in November 2004.

•	Experienced management team. We have assembled a strong and experienced senior management team across all areas of our organization, including sales, finance, operations, marketing and customer service. Our senior management team has an average of over 20 years of experience in their respective areas of expertise.

Our Business Strategy

Our strategy is centered on leveraging our incumbent position and strong brand to build relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to our business and residential consumers in a variety of forms. Currently, the primary methods of distribution are our print and Internet-based directories. We also use CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance print product offerings, Internet-related products and distribution. The principal elements of our business strategy include:

•	Introducing new products that enhance the value proposition for our customers. We have a long history of introducing and selling new products, product extensions and other innovations that offer creative opportunities for our advertisers to find new customers and generate additional revenue for their products and services. Generally, we will use a one-percentage-point increase in revenue over time as the minimum threshold for a full scale rollout of any new product or service. As the incumbent directory publisher in the Dex States, we have a large number of existing advertisers to whom we can effectively market our new products to generate additional revenue. Within the last three years, we introduced the following new products: (i) demographically targeted Spanish Yellow Pages in more than 20 markets; (ii) targeted segment products within existing directories (such as local dining guides and golf guides); (iii) new directories to respond to changing demographics and shopping patterns in several markets (including Chandler-Gilbert, Arizona and Edina-St. Louis Park, Minnesota); (iv) additional white pages directory products (repeating corner advertisement and color offerings); (v) limited inventory awareness products (e.g., ink jet edge, tip-on magnets and front cover gate folds); and (vi) Dex Web Clicks, a recently introduced SEM product that offers web site design, build and host services together with a guaranteed number of monthly references, or “clicks,” from 30 different search engines and portals. In 2005, we introduced a new print product called Dex Plus™, a smaller “companion” directory that will generally be delivered along with larger metropolitan directories. With Dex Plus, consumers will receive an additional convenient-sized directory while advertisers will receive additional, cost-effective reach, all of which serve to strengthen our value proposition. We believe our ability to innovate our product line will continue to serve as a competitive advantage.

•	Increasing revenue and advertiser growth through segmented pricing. Historically, the directory advertising industry has utilized a simplified approach to pricing, with set rates based upon the size and features (e.g., use of color, graphics, etc.) of the advertisement regardless of heading category. We are now instituting a more sophisticated pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention and help drive revenue growth by allowing us to respond to the different demand characteristics of various heading categories and to better align our pricing with our customers’ perceptions of value. The first phase of our conversion to the new Amdocs software system was completed in 2004. We expect to complete implementation of the Amdocs software system in 2005. See “Enhancing our operational efficiency by converting to the Amdocs software system” in this Item 1.

•	Increasing the value proposition for our customers through a content-driven Internet strategy. Our Internet strategy involves the distribution of our digitized content through several channels, enhancing the value proposition that we offer to advertisers, providing consumers with enhanced access to relevant information related to local products and services, and providing us with enhanced revenue opportunities and stronger competitive positioning. The principal elements of our Internet strategy are summarized below.

(i) Our Internet-based directory, DexOnline.com, is bundled with our directory products and has been designed to provide a first-class user experience to encourage repeated visits by consumers. DexOnline.com includes fully searchable content derived from more than 240,000 yellow pages advertisements from our directories. The functionality of the DexOnline.com web site incorporates free text search capabilities, with a single search box that is similar in design and functionality to popular search engines. In addition, DexOnline.com provides the user the ability to search by common headings with dynamically-generated refined search sub-categories or sub-headings. In an effort to further develop the functionality of the site with a focus on user relevancy, in February 2005 we announced an agreement with Aptas, Inc. whereby that company will help to enhance DexOnline.com’s user-centered content and search functionality. In addition, DexOnline.com includes information from other national databases to supply out-of-region listings. However, these out-of-region listings are not as rich as our in-region information, the majority of which comes from our display advertisements.

(ii) In order to further extend the reach of our advertisers and enable their message to be available “anytime, anywhere, anyhow” when a buying decision is being made, our proprietary database of advertising content has been made available to a number of popular Internet search engines and portals. These arrangements are intended to enhance the relevance of the results produced by these search engines while driving enhanced distribution and usage for our advertisers. We will continue to review opportunities to expand our business arrangements with other Internet search engines and portals and are committed to developing additional means of expanding our digital advertising content in ways that are justified by usage and utility to our advertisers.

(iii) In February 2005, we commercially introduced Dex Web Clicks, a new turn-key SEM solution that enables our advertisers to begin participating in the auction-based process of paid search Internet advertising with multiple portals and search engines without having to manage the complexities themselves. Dex Web Clicks provides advertisers with a guaranteed number of monthly references, or “clicks,” to their web site for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site.

•	Further penetrating our addressable markets through enhanced sales force productivity. We believe a significant opportunity exists for our established local sales force to further penetrate the addressable markets that we serve and increase our sales to existing advertisers. During 2004, we took a number of steps to improve sales force effectiveness including:

(i) Servicing our customers in a more cost-effective manner based on the revenue generated by such customers.

(ii) Rescheduling the launch and duration of sales campaigns to maximize available selling days by allowing our salespeople to more efficiently allocate their time over a broader customer base during the publishing cycle. This was accomplished by working with our printers to reduce turnaround time and reschedule publication dates.

(iii) Implementing standardized sales practices and procedures across all markets, including the introduction of “PrepSmart,” our proprietary sales preparation tool. This tool provides our salespeople with critical account history and advertisement effectiveness information, which can be shared with our customers to demonstrate the value of our products and the benefits of enhancements such as colored or larger sized advertisements. We expect our salespeople to offer our existing customers a more consultative approach to their marketing needs by using sophisticated sales tools, thereby enhancing their relationships and increasing sales of existing services.

(iv) Reorganizing certain sales and marketing functions to ensure a more localized focus for our sales and marketing strategies.

•

Strengthening our competitive position by aggressively promoting our superior value proposition. We are investing in brand awareness campaigns that reinforce the benefits that our print directories and DexOnline.com offer to advertisers and consumers. Our marketing plan highlights the advantages we enjoy as an incumbent publisher by positioning us as the “official” directory in the Dex States with broad distribution, high usage and low cost per usage, which are attributes that advertisers require. Through the use of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, we are able to further leverage the Dex Media brand. In addition, through competitive sales training, we have taken steps to enhance the content and frequency of our training programs, which focus on the specifics of Dex Media’s superior value proposition, the bundled nature of our products, the substantial distribution advantages enjoyed by Dex Media and our digital product offerings.

•	Enhancing our operational efficiency by converting to the Amdocs software system. We have substantially completed the migration from our legacy process management infrastructure to an industry-standard software system supplied by Amdocs. Implementation of this system, which starts at order entry and goes through billing and collections, will allow us to better manage every aspect of our production cycle, from initial sales call through distribution of our directories. Phase One of the Amdocs system conversion (which was completed during 2004) enabled us to: (i) consolidate our software systems and associated hardware; (ii) provide new mobile technology for the sales force; (iii) automate the entering of customer orders; and (iv) and implement our segmented pricing strategy. During 2005, we plan to implement Phase Two of the Amdocs system conversion, which is expected to enable us to: (i) implement a coordinated billing, accounts receivable and collections system and (ii) develop a single customer database. Upon completion of the Amdocs software system implementation, we will have substantially reduced the number of our process management systems. We expect that the implementation of this system will allow us to further improve our operational efficiency and benefit from the associated cost savings.

•	Growing through merger, acquisition or strategic partnerships. Although we have no current or specific plans to do so, we may from time to time in the future seek to grow our business through strategic acquisitions or participating in partnerships and joint ventures.

You should also consider the many risks we face that could limit our ability to implement our business strategies, including:

•	our inability to introduce new products in the future could adversely affect our ability to generate additional revenue;

•	if we do not successfully execute on our new segmented pricing strategy, we may not fully realize the expected growth of our revenues;

•	if search engines and portals are successful in acquiring small and medium-sized businesses for Internet advertising through self-service channels in a cost-effective manner, this could adversely affect our Internet strategy;

•	if we experience a significant turnover of our sales force, we will incur additional costs in the hiring and training of new sales force personnel;

•	competition from other yellow pages publishers has reduced, and may continue to reduce, our revenue growth trend;

•	a significant decline in consumer usage could adversely affect our business; and

•	our failure to fully utilize the capabilities of the Amdocs software system could adversely affect our planned operational efficiencies.

In addition, while we may implement individual elements of our strategies, the benefits derived from such implementation may be mitigated in part, or in whole, if we suffer from one or more of the risks described in this report. See “Risk Factors” in this Item 1 and “Cautionary Notice Regarding Forward-Looking Statements” on page 1 of this annual report.

Markets

In 2004, we published 269 directories and printed approximately 44.5 million copies of these directories for distribution to virtually all business and residential consumers in the metropolitan areas and local communities in the Dex States. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies. The following table shows the percentage of directory services revenue and other data for our directories in each state in which we operate for the year ended December 31, 2004:

State	Percentage of directory services revenue	Published directories	Total circulation (in millions)
Washington	17.5%	27	6.0
Colorado	17.5%	38	7.2
Arizona	16.8%	28	11.0
Minnesota	12.1%	40	5.4
Oregon	9.4%	21	3.3
Utah	6.6%	15	2.7
New Mexico	5.1%	17	2.0
Iowa	4.3%	29	2.3
Idaho	3.1%	11	1.0
Nebraska	2.6%	10	1.3
Montana	1.9%	8	0.6
South Dakota	1.1%	7	0.7
Wyoming	1.1%	10	0.5
North Dakota	0.9%	8	0.5

Total	100.0%	269	44.5

We derive a significant portion of our directory services revenue from the sale of directory advertising to businesses in large metropolitan areas. For the year ended December 31, 2004, 45.6% and 62.0% of our directory services revenue (excluding the effects of purchase accounting) was derived from the sale of directory advertising in our 5 and 10 largest geographic markets, respectively.

We serve a diverse group of communities in our 14-state region, many of which have a number of consumers for whom English is not their primary language. In order to better serve our diverse base of consumers and further extend the reach of our advertisers, during 2004 we published Spanish Yellow Pages in more than 20 markets. We will continue to evaluate the needs of our multi-lingual communities and develop targeted segment products that best serve those communities.

Products

We deliver a portfolio of advertising products focused on bringing buyers and sellers together, distributing relevant information across multiple platforms to assist in the buying decision. Our bundled print and Internet directory services generated approximately 98% of our total revenue (excluding the effects of purchase accounting) for the year ended December 31, 2004.

Printed Directories

In 2004, we published 269 printed directories, including directories that contained both white and yellow pages, directories that contained only yellow pages and directories that contained only white pages.

Our directories are designed to bring buyers together with our advertising customers, meeting the informational needs of consumers and the advertising needs of local and national businesses. The diversity of our advertising options enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under more than 4,300 directory headings. Whenever practicable, we combine the white and yellow pages sections into one volume.

Yellow Pages Directories. We offer all businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant heading.

Additionally, we offer a range of paid advertising options in our yellow pages directories, as set forth below:

•	Listing Options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or super bold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey information such as hours of operation or a more detailed description of its business.

•	In-column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased and the heading under which it will be placed. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased and the heading under which it will be placed. Display advertisements are usually placed at the front of a heading, and are prioritized first by size and then by advertiser seniority. This process of prioritizing provides a strong incentive to advertisers to increase the size of their advertisements and renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement) and three pages (a “triple truck” advertisement).

•	Awareness Products. Our line of “awareness products” allows businesses to advertise in a variety of highly visible locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

–	Cover. Premium location advertisements are available on the front cover, inside front and back cover and the outside back cover of a directory.

–	Spine. Premium location advertisements are available on the spine of yellow and white pages directories.

–	Tabs. A full-page, double-sided, hard stock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

–	Tip-On. A removable paper or magnet coupon placed on the front cover of a directory.

–	Banners. An advertisement sold at the bottom of any page in the Community or Government section of the directory.

–	Delivery Bag. Used in the delivery of all hand-delivered print directories, with between one and three advertisers per bag.

White Pages Directories. State public utilities commissions require Qwest, as the local exchange carrier in its local service area, to have white pages directories published to serve the local service areas. Qwest has contracted with us to publish these directories until November 7, 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of the residence or business in question, unless they have requested to be a non-published or non-listed customer.

Advertising options include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. We still believe there is an untapped market for selling white pages advertising and intend to continue to pursue our opportunities with innovative new products such as repeating corner advertisement and color offerings.

Internet-Based Directory and Electronic Products

As an extension to our print directories, we have increasingly focused efforts and investment on our Internet product offerings. During 2003, we began to bundle our print and Internet display advertisements, providing advertisers with an effective means to extend their messages through DexOnline.com for one unified price. With this bundling strategy, we were able to collect and digitize our print directory advertising, making this proprietary structured database of content available to consumers searching for local products and services through DexOnline.com.

We believe this proprietary database of content related to local products and services is the most complete and comprehensive currently available in the Dex States. In addition to making this information available through the distribution of our printed directories and through DexOnline.com, we have entered into content agreements and distribution agreements with various search engines, portals and local community destination web sites. These agreements are intended to provide additional distribution of our advertising, thereby enhancing the value proposition we offer to advertisers.

DexOnline.com. In April 2003, we began to post the proprietary display advertisements we create for our print directories on DexOnline.com. In January 2004, we introduced significant new local search capabilities to DexOnline.com, enabling consumers to access in-depth local content with significantly enhanced functionality. The new functionality introduced in January 2004 incorporated free-text (“multi-dimensional”) search capability with a single search box similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories with dynamically generated preferences, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

DexOnline.com now includes fully searchable content from more than 240,000 Dex Media Yellow Pages display advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as rich as our in-region information). DexOnline.com includes approximately 21 million business listings and more than 129 million residential listings from across the United States.

We believe the combination of relevant content and enhanced functionality is the primary reason that DexOnline.com has established itself as the number one local search site within our 14-state region during 2004, as measured by comScore, a market research firm. DexOnline.com’s share of IYP searches within the Dex States grew in every quarter in 2004 and consistently handled 25% or more of the IYP searches in the region. In addition, a recent study published by The Kelsey Group gave DexOnline.com the highest overall rating among 15 U.S. local search sites. The sites were evaluated on a variety of consumer-focused criteria, including depth of content, search capabilities, site intelligence, relevance of results and user interface and interaction.

We view our Internet-based directory as a natural complement to our printed directories and have therefore bundled DexOnline.com with our print directories. We believe that this approach enhances the value proposition that we offer to advertisers, provides consumers with enhanced access to relevant information related to local products and services, and provides us with enhanced revenue opportunities and stronger competitive positioning. We currently do not allocate any portion of our Internet and print bundled product offering to our Internet directory revenue. However, we do provide our advertisers with options to enhance their listings on DexOnline.com. These premium Internet products include web site and e-mail links, pop-up windows, priority placement and banners.

Arrangements with Search Engines and Other Third Parties. During 2004, our proprietary database of advertising content was made available to a number of popular Internet search engines and portals. These arrangements will make our advertisers’ marketing messages available to the users of those search engines and portals. In addition, we have entered into distribution agreements with various local community web sites throughout the Dex States to make our structured database of content available to users of those local web sites. These agreements provide us with access to important channels as we enhance our distribution network on behalf of our advertisers. As with DexOnline.com, we believe this enhanced distribution will lead to increased usage among consumers and greater utility to our advertisers. We expect to continue reviewing opportunities to expand our partnership network with other search engines and portals as we seek to enable our advertisers to be found by their customers “anytime, anywhere, anyhow.”

Dex Web Clicks. Designed as an affordable solution for small and medium-sized enterprises, Dex Web Clicks allows advertisers to begin participating in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their web site for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site. The guaranteed references are provided by a network of 30 search engines and portals. Advertisers are able to specify that certain search engines deliver the “clicks” for a premium. The product offering has addressed two primary concerns of small and medium-sized enterprises in the area of Internet advertising: complexity and price variability. We began test marketing Dex Web Clicks during 2004 and introduced the product to our entire 14-state region in February 2005.

In connection with our Dex Web Clicks product offering, we have outsourced the fulfillment of web site design and hosting services and the procurement and delivery of the guaranteed “clicks.” The outsourcing of the fulfillment functions allows us to focus on the sales and marketing efforts while transferring the responsibility of production and implementation to third parties.

Other Services

We sell direct marketing lists of residents and businesses in the Dex States that allow our customers to purchase accurate lists for their direct mail and telemarketing activities. We also have an extensive New Mover list that provides businesses access to the most current new business and/or residence lists in the Dex States. The lists we sell comply with do-not-call and do-not-mail requirements for the industry and the information does not include any private, non-published or non-listed information.

We also have insert programs through which we help businesses deliver messages and promotional offers to our customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between Total Market Coverage inserts in directories going to households and businesses within the Dex States, or New Mover Delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.

Sales and Marketing

The marketing of directory services is primarily a direct sales effort that requires both maintaining existing advertising customers and developing new advertising customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. For the Combined Year 2003, we retained approximately 91% of our local advertising accounts from the previous year.

While we have no reason to believe there has been any material change in our renewal rate during 2004, we are unable to provide our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts.

Our historically high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategy.

The ultimate success of any company’s sales and marketing effort is dependent on its ability to adapt to market and competitive changes. To respond to the changing needs of our advertising customers and an increasingly competitive marketplace, we have invested in several new sales productivity tools aimed at substantially increasing the quality and depth of our sales training. Additionally, in December 2004 our Sales and Marketing organization was restructured to refocus its efforts at the local market level. This restructuring will allow our Sales and Marketing organization to address specific local market needs and competitive dynamics more efficiently.

We believe that we have one of the most experienced sales forces in the U.S. directory advertising industry. We believe this experience has enabled our sales representatives to develop long-term relationships with our advertisers, which we believe promotes a high level of renewal among our customers.

Local Sales Channel

For the year ended December 31, 2004, approximately 84% of our directory services revenue, excluding the effects of purchase accounting, came through the local sales channel. As of December 31, 2004, our locally-based sales force was comprised of approximately 1,000 quota-bearing sales representatives, who average approximately nine years of employment with us. Our local sales representatives are divided into three principal groups:

•	Premise sales representatives. Approximately 45% are premise sales representatives who generally focus on high revenue customers. A premise sales representative typically interacts with customers on a face-to-face basis at the customer’s place of business.

•	Telephone sales representatives. Approximately 36% are telephone sales representatives who generally focus on medium-sized customers. A telephone sales representative typically interacts with customers over the telephone. Telephone sales represent our principal source of new advertisers.

•	Centralized sales representatives. Approximately 19% are centralized sales representatives, including both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on customer acquisition.

We assign our advertising customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales channel is generally decentralized and locally based, operating from approximately 49 locations. We believe that our locally-based sales channel facilitates the establishment of personal, long-term relationships with local advertisers necessary to maintain a high rate of advertising customer renewal.

We rely on both our premise and telephone representatives in the sale of our Internet product offerings, who are further supported by Internet sales specialists.

We believe that formal training is important to maintaining a highly productive sales channel. Our sales personnel undergo ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, our product portfolio, customer care and administration, and standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing the best sales practices are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

We have well-established practices and procedures to manage the productivity and effectiveness of our sales channel. Each sales representative has a specified advertising customer assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals on a regular basis. Our sales representatives are compensated in the form of base salary and incentive-based compensation. Approximately two-thirds of the total compensation paid to our sales personnel is in the form of commissions and other incentive-based compensation, making sales compensation largely tied to sales performance. Our sales employees are represented by labor unions covered by collective bargaining agreements, which we believe reduces the rate of employee turnover.

For purposes of managing our sales channel, we divide the local service area into eleven territories. In each territory, between six and 16 sales managers supervise the performance of the sales representatives who are assigned to that territory. Every sales manager within a territory reports to the sales director for the territory, and the 13 sales directors report to the Vice President of Sales for the relevant territory.

National Sales Channel

For the year ended December 31, 2004, approximately 16% of our directory services revenue, excluding the effects of purchase accounting, came through the national sales channel. Our national advertisers encompass a wide range of industries, with some of the largest categories being home service companies, insurance companies, financial institutions, moving and storage companies and automotive companies. These national advertisers purchase yellow page advertising across the country in a large number of states, and in multiple directories owned by a variety of publishers.

In order to sell to national advertisers, we use the services of third party certified marketing representatives (“CMRs”). CMRs are third-party owned, specialized yellow pages media agencies that have been hired by national advertisers to develop and implement a national yellow pages media plan suited for their business and create the message content for the ads. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser is responsible for paying the CMR, and the CMR is responsible for paying us, after deducting its commission. We work with approximately 160 CMRs and employ a group of sales managers to manage our selling efforts to CMRs and their advertisers.

The national sales managers are responsible for effectively communicating to CMRs the advantages of our products and services, keeping them informed of new products and ensuring that the CMRs have the most directory usage information relative to competitive directories. Since we do not have direct control over the CMRs’ performance, much of the time spent by our national sales managers is focused on sharing advertiser-specific information with the CMRs, developing proposals, identifying growth opportunities based on the advertiser’s business objectives, and providing relevant industry and Dex-specific research data.

Distribution of Revenue

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. For the year ended December 31, 2004, no single directory heading accounted for more than 3.3% of our total revenue, no single advertising account represented more than 0.3% of our total revenue (other than Qwest, which accounted for 1.1% of our total revenue), the top 10 advertising customers (excluding Qwest) accounted for 1.6% of our total revenue and the top 10 directory headings accounted for approximately 17% of our total revenue (in each case, excluding the effects of purchase accounting). The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability to our operating results. The table below, which sets forth information relating to our largest directory headings for the year ended December 31, 2004, demonstrates this diversity:

Directory heading	Percentage of directory services revenue
Attorneys	3.3%
Insurance	2.3%
Dentists	2.3%
Plumbing Contractors	1.9%
Storage—Household & Commercial	1.6%
Auto Repair & Service	1.4%
Glass—Auto, Plate, Window, Etc.	1.2%
Physicians & Surgeons	1.2%
Roofing Contractors.	1.1%
Movers	0.9%

Total	17.2%

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, which allows us to efficiently use our infrastructure and sales capabilities and resources of our third-party vendors. From time to time, we determine that the publication dates of certain directories published will be extended. These extensions are made to more efficiently manage work and advertising customer flow. Our Internet publication process is linked to the print directory process in order to be efficient with the use of selling resources. The following are the major steps of the publication and production process:

•	Selling. The sales cycle for our markets varies based on the size of the revenue base, but typically ranges from a few weeks to six months for print products. Our Internet products have a year-round selling cycle. In the months prior to publication of our print directories, our sales representatives meet with our existing customer base and engages them in a consultative session to provide them an integrated media solution to address their print and digital needs to help them grow their business. Additionally, they prospect new advertising customers to illustrate the value of our media, and provide similar integrated advertising solutions. Potential new advertising customers include customers that have operated within our markets for some time, but did not purchase advertising in the prior year, as well as newly-formed businesses and businesses that have recently moved into our markets. Our customers agree to our standard advertising terms and conditions at the time they place their order for advertising.

•	Generation of Advertisements. Upon entering into an agreement with an advertising customer, an order (print or Internet) is digitally created at the point of sale. We collaborate with our customers to deliver the appropriate creative solutions for their advertising through our consultative selling process, and supported and executed through our in-house graphics designers. Our proprietary technology supports our end-to-end processes to allow the order to flow from the point of sale to the final stages of production with very little human intervention other than the creative advertisement development process.

•	Advertising Manufacturing. The selling of advertisements typically ceases one month prior to print publication, at which time we do not accept additional customer requests for advertising. Once the selling cycle is complete, final directory compilation commences. This includes finalizing artwork, proofing and pagination of the directory. When the composition of the directory is finalized, we deliver the directory pages to a third party printer in an electronic format. Internet advertisement fulfillment is a continuous process that typically results in online ads fulfilled on a prescribed online product production schedule.

•	Printing. We use two outside contractors, R.R. Donnelley & Sons Company (“Donnelley”) and Quebecor World Directory Sales Corporation (“Quebecor”), for the printing of our directories. In addition, we have purchase contracts with two paper suppliers, Nippon Paper Industries USA, Co., Ltd. (formerly Daishowa America Co., Ltd.) (“Nippon”) and Norske Skog Canada (USA), Inc. (“Norske”), for the paper needed for the pages of our directories and with one paper supplier, Spruce Falls, Inc. (“Spruce Falls”), for the paper needed for the covers of our directories. The time required to print a directory depends on its size and may be as long as one month.

•	Transportation. We use Matson Integrated Logistics (“Matson”) to manage the logistics of transporting our printed directories from our printers to our distributor.

•	Distribution. We aim to deliver our directories to all of the residential and business customers within the geographical areas for which we produce/scope directories. This is accomplished by breaking the market coverage into delivery routes very similar to postal routes to ensure a widely distributed product available to all customers. We use Product Development Corporation (“PDC”) for the distribution of our directories. Distribution begins as soon as the first completed directories are printed. Depending on the circulation and size of a directory, distribution averages from two to four weeks.

Paper is our principal raw material. Substantially all the paper that we use (other than for covers) is supplied by Nippon and Norske. Pursuant to Dex Media’s agreements with Nippon and Norske, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are negotiated each year based on prevailing market rates and are subject to certain price escalation limits. For the year ended December 31, 2004, paper costs were 3.6% of revenue and 12.1% of cost of revenue (in each case excluding the effects of purchase accounting). If, in a particular year, the parties to one of the agreements are unable to agree on repricing, either party may terminate the agreement. Our contracts with Nippon and Norske expire on December 31, 2009 and December 31, 2008, respectively. Pursuant to the agreement between Spruce Falls and Dex Media, Spruce Falls is required to provide 100% of our annual cover stock paper requirements. Although the amount of future price increases are specified in the agreement, if Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

All our directories are printed by Donnelley and Quebecor. In general, Donnelley prints our larger, higher-circulation directories and Quebecor prints those directories that are smaller and have a more limited circulation. We do not guarantee any minimum volume in our agreements with Donnelley and Quebecor. Our contract with Donnelley allows us to adjust prices annually on a formula based on changes to the consumer price index. Our contracts with Donnelley and Quebecor expire on December 31, 2011 and July 30, 2008, respectively.

Nearly all copies of our directories are distributed by PDC. Although prices under Dex Media’s agreement with PDC are fixed, they may be renegotiated under some circumstances, such as new service specifications or to match more favorable prices offered by PDC to other customers. Our contract with PDC expires on May 31, 2009. We rely on Matson to manage the logistics of transporting our printed directories from our printers’ locations to PDC. Our contract with Matson expires December 31, 2008.

Billing and Credit Control

Because most directories are published on 12-month cycles and we bill most of our advertising customers over the course of that 12-month period, we often effectively extend credit to our customers, many of which are small or medium-sized businesses with default rates that usually exceed those of larger businesses. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. For the year ended December 31, 2004, bad debt expense for all of our customers amounted to 2.7% of revenue, excluding the effects of purchase accounting. We attempt to improve collection of accounts receivable by conducting initial credit checks of new advertisers under certain circumstances, reducing the time taken to resolve billing inquiries and, where appropriate, requiring personal guarantees from business owners. We check all new orders from existing advertisers for payments that are past due to us prior to publishing the new order. When applicable, based on credit policy, we use both internal and external data to decide whether to extend credit to an advertiser. In some cases, where appropriate, we may also require the advertiser to prepay part or all of the amount of its order. Beyond efforts under certain circumstances to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage with customers concerning payment obligations.

Dex Media East and Dex Media West each entered into a billing and collection services agreement with Qwest upon the consummation of the Acquisitions, which was renewed effective November 1, 2004. See “Agreements Between Us, Dex Media East and/or Dex Media West and Qwest” in this Item 1.

Agreements Between Us, Dex Media East and/or Dex Media West and Qwest

In connection with the Acquisitions, we entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.

•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our web sites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. Under this agreement, for a period of two years after November 8, 2002, we, on the one hand, and Qwest, on the other hand, agreed not to solicit any of the other’s employees or to induce one another’s employees to terminate their relationship with the other. In addition, Qwest agreed not to solicit or hire any members of our senior management team for the same two-year time period.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2004, Qwest billed approximately 39% of our local revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 61% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Intellectual Property Contribution Agreement. Pursuant to an intellectual property contribution agreement, Qwest assigned, in certain cases, and licensed, in other cases, to us the Qwest intellectual property used in the Qwest directory services business. We currently own all of Qwest’s former right, title and interest in certain Dex trademarks, including DEX®, and specific Internet domain names. We also own specific patents and other intellectual property of Qwest Dex previously owned by Qwest and used in the directory services business, as well as all of Qwest’s former right, title and interest in registered copyrights for printed directories in the Qwest service areas in the Dex States and certain non-public data created by Qwest Dex regarding advertising customers in the Dex States.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, we must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Our obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to us from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to us on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.

•	Trademark License Agreement. Pursuant to a trademark license agreement, Qwest licensed to us the right to use the QWEST DEX® and QWEST DEX ADVANTAGE® marks until November 2007 in connection with directory products and related marketing materials in the Dex States. Qwest also licensed to us the right to use these marks in connection with DexOnline.com, our directory web site. Each of these licenses is generally exclusive for a period of time with respect to the sale of directory products consisting principally of listings and classified advertisements directed primarily at customers in the geographic areas in the Dex States in which Qwest provides local telephone service. We may terminate this agreement upon 30 days notice and Qwest may terminate this agreement in the event of an uncured material breach by us. In addition, this agreement may terminate if we cease using the licensed trademarks for a substantial period of time, or if the publishing agreement terminates before the expiration of the five-year term of this agreement.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	List License Agreements. Under license agreements for the use of directory publisher lists and directory delivery lists, Qwest granted to each of Dex Media East and Dex Media West a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreements. Dex Media East and Dex Media West may use the listing information solely for publishing directories and the delivery information solely for delivering directories. The agreement with Dex Media East will be in effect until November 2005 and the agreement with Dex Media West will be in effect until September 2006. Each agreement is subject to automatic renewal for additional 18-month terms until either Qwest or Dex Media East or Dex Media West, as applicable, terminates the applicable agreement by providing 18 months’ notice. The publishing agreement, however, requires Qwest to continue to license the listing and delivery information to Dex Media East and Dex Media West for as long as the publishing agreement is in effect. Pursuant to license agreements for the expanded use of subscriber lists, Qwest granted to each of Dex Media East and Dex Media West a non-exclusive, non-transferable restricted license of listing information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreements. Dex Media East and Dex Media West may use this information for the sole purpose of reselling the information to third party entities solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and for our use in direct marketing activities undertaken on behalf of third parties. Each of these agreements will be in effect until November 2007, subject to automatic renewal for additional one-year terms until either Qwest, on the one hand, or Dex Media East or Dex Media West, as applicable, on the other hand, terminates such agreement by providing six months notice.

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the Internet, billboards, direct mail and other yellow pages directory publishers. There are a number of independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex States. In addition, we compete with other directory publishers in some of our markets, including Verizon Communications Inc. We compete with these publishers on value, quality, features and distribution. In the Dex States, our competitors publish and deliver approximately 625 directories. Our two largest competitors are Yell Group and Verizon. On average, there are two to three competing directories (including Dex Media) in each of our local markets.

In connection with the Acquisitions, we became party to a publishing agreement and a non-competition and non-solicitation agreement with Qwest. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest within the Dex States. The publishing agreement expires on November 7, 2052 and will automatically be renewed for additional one-year periods unless either party terminates the contract upon 12 months’ written notice. Acting as the exclusive official publisher of directories for the incumbent telephone company provides us with an advantage over our independent competitors due to recognition of our brands, higher usage of our directories by end users and our long-term relationships with our advertising customers. Under our non-competition and non-solicitation agreement with Qwest, which remains in effect until November 7, 2042, Qwest has agreed not to compete with us in the directory publication business in the areas in which we operate.

Although advertising on the Internet still represents only a small part of the total local advertising market, it has become increasingly important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. We compete directly through our Internet-based directory, DexOnline.com, with the Internet directories of the independent and RBOC publishers. In addition, we compete with other Internet sites providing classified directory information, such as yellowpages.com, Switchboard.com, Citysearch.com and Lawyers.com, and with search engines and portals, such as Yahoo!, Google, MSN, AOL and others, some of which have entered into distribution agreements with us and with other major directory publishers.

Intellectual Property

We own and license a number of patents, copyrights and trademarks in the United States. The only trademark we consider material to our operations is the DEX® trademark, which is owned by us and is used by Dex Media, Dex Media East and Dex Media West. We do not consider any individual patent or other trademark to be material to our operations. We believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the U.S.

Employees

As of December 31, 2004, we employed approximately 2,700 employees, of which approximately 67% were represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers (the“IBEW”), which covered approximately 29% of our unionized workforce as of December 31, 2004, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America (the “CWA”), which covered approximately 71% of our unionized workforce as of December 31, 2004, expires in October 2006. As of January 1, 2004, Dex Media Service LLC, a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Dex Media Service LLC was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.

Our Sponsors

Carlyle is a global private equity firm with more than $18.9 billion under management. Carlyle invests in buyouts, venture, real estate, leveraged finance, and turnarounds in North America, Europe, and Asia, focusing on aerospace & defense, automotive & transportation, consumer & retail, energy & power, healthcare, industrial, technology & business services, and telecommunications & media. Since 1987, the firm has invested $12 billion of equity in 350 transactions.

Founded in 1979, WCAS is the largest private equity investor in the information & business services, healthcare and communications industries, with over $12 billion of capital under management.

For additional information regarding the Sponsors, see “Risk Factors—We are controlled by Carlyle and WCAS, whose interests may not be aligned with stockholders’ interests” in this Item 1.

Web Site Access

Our web site address is www.dexmedia.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations web site, www.dexmedia.com/investors/overview.html, under the heading “SEC Filings.” These reports are available on our investor relations web site as soon as reasonably practicable after we electronically file them with the SEC.

We have adopted the Dex Media Code of Business Ethics and Conduct, which applies to all officers, directors and employees. The Code of Business Ethics and Conduct is available on our corporate web site at www.dexmedia.com under the heading “Code of Conduct” and in print to any stockholder who requests it by sending a written request to our Corporate Secretary at Dex Media, Inc., 198 Inverness Drive West, Englewood, Colorado 80112.

Risk Factors

You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The loss of any of our key agreements with Qwest could have a material adverse effect on our business.

In connection with the Acquisitions, we entered into several agreements with Qwest, including a publishing agreement, a non-competition agreement and billing and collection services agreements. We also have a hosting agreement with Qwest. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest in the Dex States until November 7, 2052. We believe that acting as the exclusive official publisher of directories for the incumbent telephone company provides us with a competitive advantage. Under the non-competition agreement, Qwest agreed until November 7, 2042 not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service that are directed primarily at customers in those geographic areas. Under the billing and collection services agreements, as amended, Qwest has agreed until December 31, 2008 to continue to bill and collect, on behalf of Dex Media East and Dex Media West, amounts owed by our accounts, which are also Qwest local telephone customers, for our directory services. In 2004, Qwest billed approximately 39% of our local revenue on our behalf as part of Qwest’s telephone bill and held these collections in joint accounts with Qwest’s own collections. Under the hosting agreement, Qwest has agreed until October 1, 2009 to provide dedicated hosting services, including backup and recovery of data hosted on our servers in Qwest’s data centers. The termination of any of these agreements or the failure by Qwest to satisfy its obligations under these agreements could have a material adverse effect on our business. See “Agreements between Us, Dex Media East and/or Dex Media West and Qwest” in this Item 1.

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, and Qwest’s ability to provide the services under those agreements, could be adversely impacted. For example:

•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with Qwest as “executory” contracts under U.S. bankruptcy law, thus allowing Qwest to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on our business.

•	Qwest could seek to sell certain of its assets, including the assets relating to Qwest’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest.

•

We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements 10 times per month for each state in the Dex States summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us. Qwest has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so. See “Agreements between Us, Dex Media East and/or Dex Media West and Qwest—Billing and Collection Services Agreements” in this Item 1.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company. As of December 31, 2004, our total indebtedness was $5,727.4 million, including $2,443.3 million of indebtedness under our subsidiaries’ credit facilities, $1,135.0 million of our subsidiaries’ senior notes, $1,103.1 million of our subsidiaries’ senior subordinated notes, $500.0 million of our 8% notes due 2013 and $546.0 million ($750.0 million at maturity) of our 9% discount notes due 2013. For the year ended December 31, 2004, our ratio of total indebtedness to stockholders’ equity was 8.4 to 1.0. This level of indebtedness could have important consequences, including the following:

•	the agreements governing our indebtedness substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to pay interest and/or principal on the indebtedness of Dex Media;

•	our indebtedness limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our indebtedness bears interest at floating rates;

•	our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our indebtedness may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks described above.

Although covenants under: (i) the indentures governing the subsidiary notes limit the ability of our subsidiaries to incur additional indebtedness; (ii) our subsidiaries’ credit facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness; and (iii) the indentures governing our notes limit our ability and the ability of our subsidiaries to incur additional indebtedness, the terms of our subsidiaries’ credit facilities and the indentures permit Dex Media and our subsidiaries to incur significant additional indebtedness in the future if conditions are satisfied, including indebtedness under our subsidiaries’ revolving credit facilities. As of December 31, 2004, our subsidiaries had $199.1 million available for additional borrowing under our subsidiaries’ revolving credit facilities.

Dex Media is a holding company with no operations of its own and depends on our subsidiaries for cash.

We have no operations of our own and derive all of our cash flow and liquidity from our two principal operating subsidiaries, Dex Media East and Dex Media West. Dex Media therefore depends on distributions from

Dex Media East and Dex Media West to meet its debt service obligations and to pay dividends on our common stock. Because of the substantial leverage of Dex Media East and Dex Media West, and the dependence of Dex Media upon the operating performance of its subsidiaries to generate distributions to it, there can be no assurance that we will have adequate funds to fulfill our obligations in respect of our indebtedness when due or pay dividends on our common stock. In connection with our subsidiaries’ credit facilities, Dex Media entered into support agreements providing that, upon an acceleration of Dex Media East’s or Dex Media West’s credit facility, Dex Media is obligated to partially repay such subsidiary’s credit facilities using a portion of any proceeds received by Dex Media from certain extraordinary events relating to the other subsidiary, including, for example, certain asset sale proceeds and excess distribution proceeds. A portion of any proceeds received from such extraordinary events from time to time is required to be pledged to secure Dex Media’s obligations under the applicable support agreement.

As of December 31, 2004, our subsidiaries had total indebtedness of approximately $4,681.3 million. Furthermore, $199.1 million was available to our subsidiaries for additional borrowing under our subsidiaries’ revolving credit facilities. In the event of bankruptcy, liquidation or dissolution of a subsidiary, following payment by the subsidiary of its liabilities, such subsidiary may not have sufficient assets to make payments to Dex Media.

The indentures governing our subsidiaries’ notes may restrict Dex Media’s access to the cash flow and other assets of our subsidiaries that may be needed to make payments on its indebtedness or the payment of dividends on its common stock.

The indentures governing our subsidiaries’ notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to Dex Media. We cannot assure you that the agreements governing our current and future indebtedness or other agreements will permit us to engage in transactions to fund scheduled interest and principal payments on our indebtedness when due, and no assurances can be given as to the timing or cost of, or our ability to effectuate any refinancing or renegotiation, if such transactions are necessary. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

Specifically, the indentures relating to the senior notes and the senior subordinated notes of Dex Media East prohibit Dex Media East and its restricted subsidiaries from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made by Dex Media East since November 8, 2002, would exceed the sum of: (i) 50% of the adjusted consolidated net income accrued by Dex Media East since January 1, 2003; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media East; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain amounts of payments received or credited to Dex Media East by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media East would have to meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes. There is no specific exception to this restriction that would permit funds to be distributed to Dex Media to make interest payments on our indebtedness or the payment of dividends on our common stock.

The indentures relating to the senior notes and the senior subordinated notes of Dex Media West permit Dex Media West and its restricted subsidiaries to make one or more distributions to Dex Media with an aggregate amount not to exceed $50.0 million each fiscal year for the sole purpose of paying interest on Dex Media’s debt obligations. However, the same indentures prohibit Dex Media West and its restricted subsidiaries from distributing funds to Dex Media in excess of $50.0 million each fiscal year to service interest on Dex Media’s debt obligations or for any other purpose if the amount of such distribution, together with all other restricted payments made by Dex Media West since September 9, 2003, would exceed the sum of: (i) 100% of the adjusted earnings before interest, tax, depreciation and amortization accrued since January 1, 2004 less 1.4 times the consolidated interest expense for the same period; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media West; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain amounts of payments received or credited to Dex Media West by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media West would have to meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes.

The terms of our subsidiaries’ credit facilities may limit our subsidiaries’ ability to pay dividends to Dex Media.

Although the terms of our subsidiaries’ credit facilities permit Dex Media East and Dex Media West to pay cash dividends to Dex Media in an amount not to exceed 42% and 58%, respectively, of regularly scheduled cash interest payable on the initial $250.0 million of our 8% notes due 2013 (provided that no event of default is continuing or would result therefrom), Dex Media East or Dex Media West, as applicable, may not pay dividends on its 42% or 58% portion, as applicable, of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of our 8% notes due 2013 unless Dex Media East or Dex Media West, as applicable, meets an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the dividend. Furthermore, in the event that: (i) Dex Media East or Dex Media West, as the case may be, is unable to pay any dividends to be used for payment of cash interest on our 8% notes due 2013 because an event of default is continuing or would result therefrom or (ii) Dex Media East or Dex Media West is unable to pay dividends in excess of its 42% or 58% portion, respectively, of the interest payments on $250.0 million of the $500.0 million of our 8% notes due 2013, the other subsidiary will not be permitted by the terms of its credit facility to pay dividends in excess of its 42% or 58% portion, as applicable, of the cash interest payments to replace the dividends that cannot be paid by the other subsidiary.

Additionally, although the terms of our subsidiaries’ credit facilities permitted Dex Media to issue discount notes, such credit facilities do not specifically permit the payment of dividends to Dex Media to pay cash interest on our 9% discount notes due 2013 when cash interest becomes payable on May 15, 2009. Accordingly, any dividend to Dex Media for payment of cash interest on our 9% discount notes due 2013 must be permitted to be paid pursuant to the general dividend basket of each of our subsidiaries’ credit facilities, which restricts Dex Media East (including its immediate parent and its subsidiaries) and Dex Media West (including its immediate parent and its subsidiaries), as applicable, from paying dividends to Dex Media in excess of $5.0 million and $12.5 million per year, respectively, if Dex Media East (including its immediate parent and its subsidiaries) or Dex Media West (including its immediate parent and its subsidiaries), as applicable, does not comply with a coverage ratio and a leverage ratio test. In any event, any such dividend would be limited to a portion of excess cash flow (as defined in the Dex Media East and Dex Media West credit facilities). If Dex Media East and Dex Media West are not able to pay Dex Media dividends under the general dividend basket of our subsidiaries’ credit facilities in amounts sufficient to meet Dex Media’s obligations to pay cash interest on our 9% discount notes due 2013 once cash payments become due, we will need to refinance or amend our subsidiaries’ credit facilities before such date. We cannot assure you that we will be able to refinance or amend our subsidiaries’ credit facilities on commercially reasonable terms or at all.

Our subsidiaries may enter into additional agreements or financings in the future, which could further limit Dex Media’s ability to access the assets and cash flow of our subsidiaries.

Our subsidiaries are permitted under the terms of our subsidiaries’ credit facilities, the indentures governing the subsidiary notes and the terms of other indebtedness to enter into other agreements or incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Dex Media. In addition to these contractual restrictions and prohibitions, the laws of our subsidiaries’ jurisdiction of organization may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to Dex Media. The indentures governing our notes do not significantly limit our subsidiaries from entering into agreements restricting such distributions, dividends or loans. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries, other agreements of our subsidiaries and statutory restrictions will permit our subsidiaries to provide Dex Media with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

We operate in the competitive directory advertising industry.

The U.S. directory advertising industry is competitive. There are a number of independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex States. In addition, we compete with other directory publishers in some of our markets, including Verizon Communications Inc., and these other directory publishers could elect to publish directories in the future in any of our markets in which they do not currently publish directories. For example, new competitive directories were introduced in six of our top ten markets in 2004. In the Dex States, our competitors publish and deliver approximately 625 directories. Our two largest competitors are Yell Group and Verizon. On average, there are two to three competing directories (including Dex Media) in each of our local markets. Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing classified directory information, such as Switchboard.com, yellowpages.com, Citysearch.com and Lawyers.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into distribution agreements with us and with other major directory publishers. We cannot assure you that we will be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising in the future. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 2.8%, 2.6% and 1.1% in 2002, 2003 and 2004, respectively. We expect that competition will continue to impact future revenue growth. In addition, we compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising, and we cannot assure you that we will be able to compete successfully against these and other media for such advertising.

The Telecommunications Act of 1996 effectively opened local telephone markets to increased competition. Consequently, there can be no assurance that Qwest will remain the dominant local telephone service provider in its local service area. If Qwest were no longer the dominant local telephone service provider in its local service area, we may not realize some of the anticipated benefits under our publishing agreement with Qwest, which could have a material adverse effect on our business.

We could be materially adversely affected by declining usage of printed yellow pages directories.

We believe that overall usage of printed yellow pages directories in the United States and in the Dex States declined by a compound annual rate of approximately 2% between 1998 and 2003. Notwithstanding these declines in usage, we have been able to increase our annual revenue in recent years through, among other things, increases in our advertising prices and new product offerings and enhanced features such as color advertisements and awareness products. There can be no assurance that usage of our print yellow pages directories will not continue to decline at the existing rate or more severely. In addition, there can be no assurance that we will be able to continue to increase prices or increase revenues from new product offerings and enhanced features. Any declines in usage could impair our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that the decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directory, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our printed directories, or a combination of them, could impair our directory services revenue and have a material adverse effect on our business.

Qwest, the former owner of our business, is the subject of ongoing investigations by the SEC and the U.S. Attorney’s office.

On March 8, 2002, Qwest, the former owner of our business, received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of its accounting practices. On April 3, 2002, the SEC issued an order authorizing a formal investigation of Qwest. The matters under investigation include, among others, the revenue recognition practices of Qwest Dex. In addition, two former Chief Executive Officers (one of whom is our current Chief Executive Officer) and two former Chief Financial Officers (one of whom is our current Vice President, Financial Planning and Analysis) of Qwest Dex were subpoenaed in August 2002 and have provided documents and testimony to the SEC. In the investigation, the SEC may issue additional subpoenas seeking documents and/or testimony from other current and former Qwest Dex employees. On October 21, 2004, without admitting or denying the allegations in the SEC’s complaint, Qwest consented to the entry of a judgment enjoining it from violating the antifraud, reporting, books and records, internal control, proxy and securities registration provisions of the federal securities laws. As part of the judgment, Qwest agreed to pay a civil penalty of $250.0 million and $1.00 disgorgement. The SEC is continuing its investigation of Qwest’s financial reporting. We cannot assure you that the SEC investigation will not result in any further enforcement action against Qwest Dex, its employees or those of our employees who were formerly employees of Qwest Dex.

In addition, on July 9, 2002, Qwest was informed by the U.S. Attorney’s Office for the District of Colorado that it had begun a criminal investigation of Qwest. Although the U.S. Attorney’s Office has not disclosed the subject matter of the investigation, it has indicated that it is investigating the matters under inquiry in the SEC investigation. It is not clear whether this investigation involves the business or management of Qwest Dex’s directory business (other than its former revenue recognition policy under the point of publication method) or employees who historically worked for the Qwest Dex business, most of whom are now our employees. We do not have any knowledge that former employees of Qwest Dex are the subject of the U.S. Attorney’s investigation. None of the former employees of Qwest Dex have informed us that they are the targets of the U.S. Attorney’s investigation or have been contacted by the U.S. Attorney’s office in connection with the investigation. Although we acquired only the assets of the Qwest Dex business located in the Dex States and not the Qwest Dex corporate entity and we did not assume in the Acquisitions any liabilities relating to the SEC or the U.S. Attorney’s Office investigations, there can be no assurances that these investigations or other investigations will not have a material adverse effect on our business.

Restrictive covenants in our subsidiaries’ credit facilities and the indentures may restrict our ability to pursue our business strategies.

Our subsidiaries’ credit facilities, the indentures governing the subsidiary notes and/or the indentures governing our notes limit Dex Media’s ability and/or the ability of our subsidiaries, among other things, to:

•	access the cash flow and value of our subsidiaries and, therefore, to pay interest and/or principal on the indebtedness of Dex Media or to pay dividends on the common stock of Dex Media;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of Dex Media’s or the applicable subsidiary’s capital stock or to make certain other restricted payments or investments;

•	sell assets, including capital stock of Dex Media’s or the applicable subsidiary’s future restricted subsidiaries;

•	agree to payment restrictions affecting Dex Media’s or the applicable subsidiary’s future restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of Dex Media’s or the applicable subsidiary’s assets;

•	enter into transactions with Dex Media’s or the applicable subsidiary’s affiliates;

•	incur liens;

•	designate any of Dex Media’s or the applicable subsidiary’s future subsidiaries as unrestricted subsidiaries; and

•	enter into new lines of business.

In addition, our subsidiaries’ credit facilities include other and more restrictive covenants and prohibit our subsidiaries from prepaying our other indebtedness while indebtedness under our subsidiaries’ credit facilities is outstanding. The agreements governing our subsidiaries’ credit facilities also require our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indentures governing the subsidiary notes, the indentures governing our notes and the agreements governing our subsidiaries’ credit facilities could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreements governing our subsidiaries’ credit facilities. If a default occurs, the lenders under our subsidiaries’ credit facilities may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or prevent our subsidiaries from making distributions to Dex Media in order for Dex Media to make payments on its indebtedness, either of which could result in an event of default under such indebtedness. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our subsidiaries’ credit facilities will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our subsidiaries’ credit facilities, the subsidiary notes and our notes were to be accelerated, we can make no assurances that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Our business could suffer if there is a prolonged economic downturn.

We derive our revenue from the sale of advertising in our directories. Our advertising revenue, as well as those of yellow pages publishers in general, generally does not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business.

Our dependence on third-party providers of printing, distribution and delivery services could materially adversely affect us.

We depend on third parties for the printing and distribution of our directories. Dex Media East and Dex Media West each have contracts with two companies, Donnelley and Quebecor, for the printing of our directories, which expire on December 31, 2011 and July 30, 2008, respectively. Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs. Accordingly, the inability or unwillingness of Donnelley or Quebecor to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business.

We have a contract with a single company, PDC, for the distribution of our directories. This contract expires on May 31, 2009. There are only a small number of companies that could service our distribution needs. Accordingly, the inability or unwillingness of PDC to provide distribution services to us on acceptable terms or at all could have a material adverse effect on our business. We have a contract with Matson to provide logistical support and to transport our printed directories from our printers’ locations to PDC. This contract expires on December 31, 2008. We rely on Matson’s services extensively for our transportation and logistical needs, and only a small number of companies could service our transportation needs. Accordingly, any disruptions in the services provided to us by Matson or by a third party upon termination of the contracts with Matson could have a material adverse effect on our business.

Fluctuations in the price or availability of paper could materially adversely affect us.

The principal raw material that we use is paper. For the year ended December 31, 2004, paper costs equaled 3.6% of our revenue and 12.1% of our cost of revenue, excluding the effects of purchase accounting. All of the paper that we use is supplied by two companies: Nippon and Norske. Pursuant to our agreements with Nippon and Norske, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The contract with Nippon expires on December 31, 2009 and the contract with Norske expires on December 31, 2008. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and we are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

We do not engage in hedging activities to limit our exposure to paper price increases. The price of paper may fluctuate significantly in the future. Changes in the supply of or demand for paper could affect delivery times and prices. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

We could be materially adversely affected by turnover among sales representatives or loss of key personnel.

We depend on our ability to identify, hire, train and retain qualified sales personnel. A loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. We expend significant resources and management time in identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends, however, on numerous factors, including factors that we cannot control, such as conditions in the local employment markets in which we operate. We cannot assure you that we will be able to hire or retain a sufficient number of sales representatives to achieve our financial objectives.

Furthermore, we depend on the continued services of key personnel, including George Burnett, our President and Chief Executive Officer, Robert M. Neumeister, Jr., our Executive Vice President and Chief Financial Officer, Marilyn B. Neal, our Executive Vice President and Chief Operating Officer, and other members of our senior management and regional sales management personnel. Although we believe that we could replace our key employees within a reasonable time should the need arise, the loss of key personnel could have a material adverse effect on our business.

We may be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

For the year ended December 31, 2004, approximately 84% of our revenue, excluding the effects of purchase accounting, was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses. In the ordinary course of our directory operations, we extend credit to these advertising customers for advertising purchases. Full collection of delinquent accounts can take many months or may never occur. For the year ended December 31, 2004, bad debt expense for all of our accounts amounted to approximately $43.7 million, or 2.7% of our revenue, excluding the effects of purchase accounting. Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses. Consequently, although we attempt to mitigate exposure to the risks that result from extending credit to small and medium-sized businesses through credit screening and the collection of advance payments under certain circumstances, we cannot assure you that we will not be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 16% of our revenue for the year ended December 31, 2004, excluding the effects of purchase accounting, was derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertising in several of the directories that we publish. In order to sell advertising to these accounts, we contract with approximately 160 CMRs, which are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. In particular, we rely on one of our CMRs, TMP Worldwide Inc. (“TMP”), whose billings were approximately 27% (excluding Qwest) of our revenue for the year ended December 31, 2004, excluding the effects of purchase accounting. Although we believe that our relationship with TMP is mutually beneficial and that those CMRs with whom we have existing relationships or other third parties could service our needs if TMP were unable or unwilling to provide its services to us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of TMP or the other CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business.

We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2004, approximately 67% of our workforce was represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the IBEW, which covered approximately 29% of our unionized workforce as of December 31, 2004, expires in May 2006. Our collective bargaining agreement with the CWA, which covered approximately 71% of our unionized workforce as of December 31, 2004, expires in October 2006. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Future changes in Qwest’s directory publishing obligations in the Dex States may increase our costs.

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex States where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex State were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

Our conversion to the Amdocs software system may disrupt our operations or we may not be able to realize the improvement in our operational efficiency and the associated cost savings.

We are in the process of migrating from our legacy process management infrastructure to Amdocs, an industry-standard software system. The conversion from our existing software system to the Amdocs software system is complicated and is expected to take several months for us to fully complete in all of the Dex States. During the conversion, we may experience a disruption to our business, including our ability to fully bill and/or collect from our customers. We cannot assure you that any disruption caused by the conversion to the Amdocs software system will not materially adversely affect our business or that we will be able to realize the anticipated cost savings as result of our conversion to Amdocs. In addition, if we are unable to convert to the Amdocs software system, we will be unable to fully implement our segmented pricing strategy.

We are controlled by Carlyle and WCAS, whose interests may not be aligned with stockholders’ interests.

As of March 1, 2005, Carlyle and WCAS owned approximately 51.9% of our common stock. The Sponsors have the power to control our affairs and policies. The Sponsors also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of the Sponsors could conflict with stockholders’ interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

Because our Sponsors as a group control a majority of our outstanding common stock, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by a group is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, including: (i) the requirement that a majority of the board of directors consist of independent directors; (ii) the requirement that the nominating committee be composed entirely of independent directors; (iii) the requirement that the compensation committee be composed entirely of independent directors; and (iv) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We intend to continue to avail ourselves of these exemptions. As a result, we will not have a majority of independent directors and our nominating and compensation committees may not consist entirely of independent directors. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Risks Related to Our Common Stock

Our common stock price may be volatile.

Our common stock price may fluctuate in response to many things, including but not limited to:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry or failure of analysts to cover our common stock;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events; and

•	sale of common stock by our directors and executive officers and the selling stockholders.

Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

We may be restricted from paying cash dividends on our common stock in the future.

We currently intend to declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our subsidiaries’ credit facilities, the indentures governing the subsidiary notes and/or the indentures governing our notes may restrict us from paying cash dividends on our common stock. See “—The indentures governing our subsidiaries’ notes may restrict Dex Media’s access to the cash flow and other assets of our subsidiaries that may be needed to make payment on its indebtedness or the payment of dividends on its common stock,” “—The terms of our subsidiaries’ credit facilities may limit our subsidiaries’ ability to pay dividends to Dex Media” and “—Our subsidiaries may enter into additional agreements or financings in the future, which could further limit Dex Media’s ability to access the assets and cash flow of our subsidiaries” in this Item 1. Furthermore, we will be permitted under the terms of our debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. We cannot assure you that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated articles of incorporation, we are authorized to issue up to 700 million shares of common stock. As of March 1, 2005, approximately 150.3 million shares of common stock were issued and outstanding and approximately 5.0 million shares of common stock were issuable upon the exercise of outstanding stock options. As of March 1, 2005, our directors, officers and the Sponsors held approximately 80.0 million shares of common stock that are subject to lock-up agreements that will expire on April 25, 2005. We have entered into a stockholders agreement with the Sponsors granting certain demand and piggyback registration rights to the Sponsors. The amended and restated management stockholders agreement and the sponsor stockholders agreement both provide for piggyback registration rights for certain of our stockholders. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may also make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	the sole power of the board of directors to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	the ability of our board of directors to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval; and

•	the inability of stockholders to act by written consent or to call special meetings.

Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock, our stockholder rights plan, the acceleration of the vesting of the outstanding stock options upon a change of control of Dex Media and certain other provisions of our amended and restated certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving Dex Media or the replacement of our management or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

ITEM 2. PROPERTIES

We lease all our facilities. Our headquarters are located at 198 Inverness Drive West, Englewood, Colorado. Dex Media East subleases this facility from Qwest. The lease covering this facility expires on October 31, 2008 and Dex Media East has the option to renew it for one additional five-year term. Dex Media West has co-occupancy rights with Dex Media East for these headquarters. Dex Media East also has significant operations at its facility located at 3190 South Vaughn Way, Aurora, Colorado, which it leases from a third party. The lease covering this facility expires on October 31, 2008, and Dex Media East has the option to renew it for two additional terms, each for a period of five years. Dex Media West has significant operations at its facilities located at 10200 SW Greenburg Road, Portland, Oregon, which it leases from a third party. The lease covering this facility expires on June 30, 2006, and Dex Media West has the option to renew it for five years. We operate from approximately 53 other facilities and, in the aggregate, utilize over 1,020,000 square feet (excluding the sublease for 198 Inverness Drive West).

ITEM 3. LEGAL PROCEEDINGS

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

In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. Although to date we have not had notice of any material claims relating to defamation or breach of privacy claims, we may be party to litigation matters that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Dex Media Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “DEX.” Trading of our common stock commenced on July 22, 2004, following completion of our IPO. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of the common stock for the periods indicated.

	Market Price
	High	Low
2004
Third quarter (beginning July 22, 2004)	$22.01	$17.80
Fourth quarter	25.24	20.60

As of March 1, 2005, there were approximately 43 holders of record of our common stock.

Dividends

On December 14, 2004, we declared a quarterly cash dividend of $0.09 per share of common stock, which was paid on January 31, 2005 to stockholders of record as of January 3, 2005. We intend to continue paying quarterly cash dividends on our common stock at an annual rate of $0.36 per share. However, there can be no assurance that we will declare or pay any cash dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our indebtedness and the terms of our subsidiaries’ indebtedness include restrictions on cash dividends on our common stock under some circumstances. See Item 1—“Business—Risk Factors—The indentures governing our subsidiaries’ notes may restrict Dex Media’s access to the cash flow and other assets of our subsidiaries that may be needed to make payment on its indebtedness or the payment of dividends on its common stock,” —The terms of our subsidiaries’ credit facilities may limit our subsidiaries’ ability to pay dividends to Dex Media,” —Our subsidiaries may enter into additional agreements or financings in the future, which could further limit Dex Media’s ability to access the assets and cash flow of our subsidiaries,” “—We may be restricted from paying cash dividends on our common stock in the future” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On November 10, 2003, we made a distribution of $750.2 million to our stockholders with the proceeds received from the 8% notes due 2013 and 9% discount notes due 2013 issued in November 2003. On February 17, 2004, we made another distribution of $250.5 million to our stockholders with the proceeds received from the 9% discount notes due 2013 issued in February 2004. See Item 1—“Business—Our Sponsors.”

Sales of Unregistered Equity Securities

During the year ended December 31, 2004, Dex Media issued equity securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering thereunder. All of the equity securities referred to below are deemed restricted securities for the purposes of the Securities Act.

On March 3, 2004, we issued an aggregate of 65,900 shares of common stock and 158 shares of 5% series A preferred stock to 13 of our officers for an aggregate consideration of $316,921 in cash and at a price per share of

$3.88 and $387.94, respectively. Simultaneously with these purchases, options held by 15 of our officers were reformed in connection with a change in our capitalization such that these officers held, in the aggregate, options to purchase an additional 427,140 shares of common stock following such reformation. These options will continue to vest on the same schedule that applies to the options granted to the officers prior to such reformation. The sale of these securities was exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering and/or pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701, as applicable. There were no underwriters involved in connection with the sale of the these securities.

In March and April 2004, upon exercise of stock options, we issued an aggregate of 953,350 shares of common stock to 14 of our officers for an aggregate consideration of $4,426,404 in cash and at a price per share of $4.64. These sales of common stock were exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering and/or pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701, as applicable. There were no underwriters involved in connection with the sale of these equity securities.

Between March 4, 2004 and March 14, 2004, we issued to 59 of our employees options to purchase an aggregate of 678,650 shares of common stock that will vest in varying annual installments of 5-20%, based on our performance. In addition to the option grants described above, options to purchase 437,340 shares of our common stock were issued to certain of our officers on various dates between January 1, 2004 and May 24, 2004 (options to purchase 244,000 such shares were granted upon the initial hire date of two of our officers and options to purchase 193,340 of such shares were granted in connection with discretionary option awards made to four of our officers). These issuances were exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering and/or pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701, as applicable. There were no underwriters involved in connection with these issuances.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data as of and for each of the years ended December 31, 2004 and 2003, and for the Successor Period and Predecessor Period in 2002, have been derived from our consolidated financial statements, included elsewhere in this annual report, which have been audited by KPMG LLP, independent registered public accounting firm. The selected historical data as of December 31, 2002 has been derived from our consolidated financial statements not included elsewhere in this annual report, which have been audited by KPMG LLP, independent registered public accounting firm. The selected historical data as of and for the years ended December 31, 2001 and 2000 have been derived from our Predecessor’s audited combined financial statements. The following data should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

While we have been a stand-alone company since the consummation of the transactions relating to the acquisition of Dex East on November 8, 2002, our Predecessor historically operated as the directory business of Qwest Dex in the Dex East States. Because our relationship with Qwest Dex as well as Qwest and its other affiliates has changed as a result of the acquisition of Dex East and Dex West, and because the Predecessor and our results do not include the operations of Dex West prior to September 9, 2003, our cost structure has changed significantly from that reflected in our and our Predecessor’s historical operating results and from our results prior to September 9, 2003. As a result, our Predecessor’s historical results of operations, financial position and cash flows are not indicative of what they would have been had we operated as a stand-alone company without the shared resources of Qwest and its affiliates and our and our Predecessor’s historical results of operations, financial position and cash flows prior to September 9, 2003 are not indicative of what they would have been including the operations of Dex West. Also, as a result of the application of purchase accounting related to the Acquisitions, as discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our revenue and cost of revenue reflect adjustments not included in the Predecessor periods indicated.

	Predecessor			Dex Media
(Dollars in thousands, except share data)	Year ended December 31,		Period from January 1 to November 8, 2002	Period from November 9 to December 31, 2002	Year ended December 31,
	2000	2001			2003	2004
Statement of operations data:
Total revenue(a)	$637,894	$666,207	$589,896	$58,097	$882,772	$1,602,121

Cost of revenue(b)	238,326	209,050	177,360	19,906	265,333	485,505
General and administrative expense, including bad debt expense	49,288	47,610	49,606	20,502	146,480	251,566
Depreciation and amortization expense	15,329	12,707	9,258	33,299	305,420	443,222
Merger-related expenses(c)	5,788	3,859	—	—	—	—
Impairment charges(d)	—	6,744	—	—	—	—

Total operating expenses	308,731	279,970	236,224	73,707	717,233	1,180,293

Operating income (loss)	$329,163	$386,237	$353,672	$(15,610)	$165,539	$421,828

Net income (loss)	$130,155	$160,555	$157,093	$(28,104)	$(75,036)	$(50,776)
Balance sheet data (at period end):
Total cash and cash equivalents	$—	$54,825	n/a	$37,626	$7,416	$9,234
Total assets	313,112	347,647	n/a	3,021,674	7,290,378	6,877,965
Total debt (e)	1,602,654	1,390,920	n/a	2,207,130	6,097,434	5,727,382
Stockholder’s (deficit) equity	(1,492,517)	(1,250,187)	n/a	623,379	760,772	680,535
Per share data(f):
Net income (loss) per share:
Basic	n/a	n/a	n/a	(0.55)	(1.09)	(0.39)
Diluted	n/a	n/a	n/a	(0.55)	(1.09)	(0.39)
Weighted average common shares outstanding:
Basic	n/a	n/a	n/a	52,400,000	76,459,950	139,097,208
Diluted	n/a	n/a	n/a	52,400,000	76,459,950	139,097,208
Cash dividends declared per common share				$—	$4.59	$0.09
Statements of cash flows data:
Net cash provided by operating activities	121,211	280,404	240,868	77,382	380,385	491,425
Net cash (used in) provided by investing activities	(5,280)	(7,401)	(13,367)	(2,803,668)	(4,366,631)	(46,720)
Net cash (used in) provided by financing activities	(115,931)	(218,178)	(192,255)	2,763,912	3,956,036	(442,887)
Other financial data:
Ratio of earnings to fixed charges(g)	2.8x	3.3x	4.0x	—	—	—
Other operational data:
Number of directories published	152	150	130	20	182	269

(a)	Our revenue and cost of revenue for the twelve months following the consummation of the Dex East Acquisition were $85.9 million and $22.2 million lower, respectively, and our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been because the Acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the deferred revenue and deferred directory costs associated with directories that had previously been published were not carried over to our balance sheet. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to this twelve-month period. The purchase accounting adjustments relating to the Acquisitions are non-recurring and have no impact on cash flows.
(b)	Includes bad debt expense and, for the year ended December 31, 2004, $20.0 million paid to our Sponsors to terminate the annual advisory fees paid under our management consulting agreements.
(c)	Merger-related expenses reflect expenses incurred in connection with Qwest’s acquisition of US West, Inc. (the “Merger”), including contractual settlements incurred to cancel various commitments no longer deemed necessary as a result of the Merger, severance and employee-related expenses and rebranding expenses.
(d)	Impairment charges reflect capitalized software costs that were written off as certain internal software projects were discontinued.
(e)	For the Predecessor periods, total debt consists of that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to the Predecessor. As of December 31, 2004, 2003 and 2002, Successor total debt includes $189.5 million, $71.0 million and $40.5 million of current maturities, respectively.
(f)	The historical per share information gives effect to our IPO, including the stock split of each share of common stock outstanding immediately prior to our IPO into 10 shares of common stock, but does not give effect to the redemption of all of our outstanding 5% Series A preferred stock.
(g)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings include pre-tax income from continuing operations and fixed charges include interest, whether expensed or capitalized, and an estimate of interest within rental expense. For the years ended December 31, 2004 and 2003 and for the period from November 9, 2002 to December 31, 2002, earnings were inadequate to cover fixed charges. The deficiencies were $88.8 million, $136.8 million and $48.6 million for the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Company

We are the exclusive publisher of the “official” yellow pages and white pages directories for Qwest in the following states where Qwest is the primary incumbent local exchange carrier: Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We have been publishing directories for over 100 years. Our contractual agreements with Qwest grant us the right to be the exclusive incumbent publisher of the “official” yellow pages and white pages directories for Qwest in the Dex States until November 2052 and prevent Qwest from competing with us in the directory products business in the Dex States until November 2042.

We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. In 2004, we published 269 directories and printed approximately 44.5 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex States. In addition, our Internet-based directory, DexOnline.com, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based directories and CD-ROM. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage versus most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2004, we generated approximately 98% of our total revenue, excluding the effects of purchase accounting, from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the year ended December 31, 2004 and the Combined Year 2003, we generated $1,602.1 million and $1,512.9 million in revenue, respectively. Excluding the effects of purchase accounting, as described in this Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generated $1,648.9 million and $1,631.1 million in revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively. For complete information concerning our financial performance, see Item 8—“Financial Statements and Supplementary Data.”

Background

The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the consummation of the Dex East Acquisition on November 8, 2002 and the Dex West Acquisition on September 9, 2003. References to “Predecessor” or “Dex East” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex East States prior to November 8, 2002. References to “Dex West” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex West States prior to September 9, 2003. Pursuant to generally accepted accounting principles (“GAAP”), Dex East is considered the predecessor to Dex Media. In the following discussion and analysis, “we,” “our” or “us” refers to: (i) Dex Media; (ii) Dex Media and Dex East combined; (iii) Dex Media and Dex West combined; or (iv) Dex Media and Dex East and Dex West combined, as applicable.

We have operated as a stand-alone company since the Dex East Acquisition. The Dex East Acquisition and the Dex West Acquisition have been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition dates were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the respective acquisition dates.

Prior to the Dex East Acquisition, Qwest Dex Holdings, Inc. and its subsidiary operated the directory businesses of Dex East and Dex West as one business. In this Item 7, we have provided a discussion and analysis of:

•	The historical results of Dex Media for the year ended December 31, 2004 compared to the combined results of Dex Media for the year ended December 31, 2003 and Dex West for the period from January 1, 2003 through September 9, 2003 (the “Combined Year 2003”); and

•	The Combined Year 2003 compared to the combined results of our Predecessor for the period from January 1, 2002 through November 8, 2002, Dex Media for the period from November 9, 2002 through December 31, 2002 and Dex West for the year ended December 31, 2002 (the “Combined Year 2002”).

We have provided the combined results described in the previous paragraph because: (i) we believe that such financial information is important to an investor’s understanding of Dex Media’s future operations due to the Dex West Acquisition and (ii) Dex Media, Dex East and Dex West were under common management for all periods presented. The discussion and analysis of historical periods of the Predecessor and periods prior to the Dex West Acquisition do not reflect the significant impact that the Acquisitions have had on us, including significantly increased leverage and liquidity requirements and the acquisition of the operations of Dex West on September 9, 2003. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1—“Business—Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled Item 1—“Business—Risk Factors,” Item 6—“Selected Financial Data,” “Liquidity and Capital Resources” in this Item 7 and the consolidated financial statements and related notes thereto included elsewhere in this annual report.

As a result of our conversion to the Amdocs software system (discussed below), certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Results of Operations

Overview

Our consolidated financial statements included in this annual report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These extensions are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect for additional periods related to directory extensions and under the deferral and amortization method of accounting, our related cost of revenue is amortized over the extended estimated useful life of the directory. As a result, the extensions made through December 31, 2004 did not have a significant impact on our results of operations for the years ended December 31, 2004 or 2003 or the Successor Period, and are not expected to have a material effect on revenue or cost of revenue in future periods. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

Revenue

We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

Our revenue and cost of revenue for the twelve months following the consummation of the Acquisitions were lower than they otherwise would have been because the Acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisitions were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise be recognized in the twelve months subsequent to the Acquisitions. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to September 2004. These purchase accounting adjustments are non-recurring and have no impact on cash flows.

We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the year ended December 31, 2004 represented less than 1% of total revenue for the year and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.

In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, pension and other post-retirement benefits, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. Prior to the IPO, general and administrative expense also included a $4.0 million aggregate annual advisory fee payable to the Sponsors. In connection with the IPO, we made a lump sum payment of $20.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. All our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense included the costs of other services that were shared among Qwest affiliates. After the Acquisitions, Qwest continued to provide to us certain services including information technology, finance, real estate and human resource services. Such services were rendered by Qwest pursuant to a transition services agreement. We terminated such transition services agreements with Qwest as of December 31, 2003 and now incur these costs directly. Our general and administrative expense has increased as a stand-alone company.

Income Tax Provision

We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability, and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Items Affecting Comparability Between Periods

Our revenue and cost of revenue for the twelve months following the consummation of the Dex East Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex East Acquisition was accounted for under the purchase method of accounting. Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex West Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisitions. The purchase method of accounting will not affect our revenue and directory costs subsequent to 2004. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.

Dex Media financial information for the periods prior to the consummation of the Dex East Acquisition on November 8, 2002 reflect a historic basis of accounting. Financial information for the periods subsequent to the consummation of the Dex East Acquisition and the Dex West Acquisition reflect a purchase accounting basis. As a result of the differing bases of accounting, the financial information for these respective periods are not comparable.

Upon the consummation of the Dex East Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest increased our costs subsequent to the date of the Dex East Acquisition. In addition, we believe that we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs results from the elimination of pension credits included in our Predecessor’s and Dex West’s historical results related to Qwest’s over-funded pension plan, from which Dex Media will no longer benefit.

Additionally, we have incurred increased employee benefit costs due to our separation from Qwest’s larger employee base. Other additional incremental costs relate primarily to post-retirement pension and other post-employment medical benefits, and to employee medical insurance and other employee-related benefits. In addition, prior to the IPO, we paid an annual management fee of $4.0 million to the Sponsors. In connection with the IPO, the annual management consulting fees payable under the management consulting agreements with the Sponsors were terminated.

Historically, we have been included in the consolidated federal income tax returns filed by Qwest. Our Predecessor and Dex West had an informal agreement with Qwest pursuant to which we were required to compute our provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisitions are treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. As a result, for tax purposes, we will be able to depreciate assets, primarily intangibles, with a higher tax basis after the consummation of the Acquisitions. These step-ups in tax basis for intangibles, which will be amortized over 15 years, should significantly reduce our cash taxes over that period.

In connection with the Acquisitions and the issuance of Dex Media’s notes and discount notes, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Combined Results of Operations

The following discussion of combined results of operations does not describe our historical financial results presented in accordance with GAAP. For such a discussion, see “Historical Results of Operations” in this Item 7. We have provided the following combined results for 2003 in comparison to our results for 2004 and the combined results for 2002 in comparison to the combined results for 2003 because: (i) we believe that such financial information is important to an investor’s understanding of the impact of the Dex West Acquisition on Dex Media’s future financial results and (ii) Dex Media and Dex West were under common management for all periods presented. The financial information for the Combined Year 2003 includes the financial information of Dex Media for the year ended December 31, 2003 and the financial information of Dex West for the period from January 1, 2003 through September 9, 2003. The financial information for the Combined Year 2002 is the result of the aggregation of the historical financial results of our Predecessor for the period from January 1, 2002 through November 8, 2002, Dex Media for the period from November 9, 2002 through December 31, 2002 and Dex West for the year ended December 31, 2002. Because our relationship with Qwest Dex Holdings and Qwest Dex, as well as Qwest and its other affiliates, changed as a result of the Dex West Acquisition, our cost structure changed from that reflected in our historical results of operations, including the combined results of operations that follow. There were no significant transactions between Dex Media and Dex West to consider in combining the results as described above. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance with generally accepted accounting principles and the periods presented are not comparable due to the change in basis of assets that resulted from the Dex West Acquisition.

Year ended December 31, 2004 compared to the Combined Year 2003

The results of operations for the year ended December 31, 2004 include the purchase accounting effects on revenue and cost of revenue related to the Dex West Acquisition, and the results of operations for the Combined Year 2003 include the purchase accounting effects on revenue and cost of revenue related to the Dex East Acquisition and the Dex West Acquisition and therefore are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

(Dollars in thousands)	Year ended December 31, 2004	Combined Year 2003
Revenue:
Local directory services	$1,353,229	$1,291,099
National directory services	212,797	182,511

Total directory services	1,566,026	1,473,610
Other revenue	36,095	39,322

Total revenue	1,602,121	1,512,932
Cost of revenue	485,505	458,615

Gross profit	$1,116,616	$1,054,317
Gross margin	69.7%	69.7%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$251,566	$220,722

Revenue

Total revenue increased by $89.2 million, or 5.9%, to $1,602.1 million for the year ended December 31, 2004 from $1,512.9 million for the Combined Year 2003. Total revenue for the year ended December 31, 2004 and the Combined Year 2003 was $46.8 million and $118.2 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, total revenue would have been $1,648.9 million for the year ended December 31, 2004, a $17.8 million, or 1.1%, increase from $1,631.1 million for the Combined Year 2003. Total revenue, excluding the effects of purchase accounting, for the year ended December 31, 2004 included $1,612.8 million in directory services revenue and $36.1 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to an increase in local directory services revenue offset by decreases in other revenue relating to our direct marketing services product line.

Total directory services revenue, which consists of local and national directory services revenue, increased $92.4 million, or 6.3%, to $1,566.0 million for the year ended December 31, 2004 from $1,473.6 million for the Combined Year 2003. Total directory service revenue for the year ended December 31, 2004 and the Combined Year 2003 was $46.8 million and $118.2 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, total directory services revenue increased by $21.0 million, or 1.3%, to $1,612.8 million for the year ended December 31, 2004 from $1,591.8 million for the Combined Year 2003.

Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. We anticipate that our average standard rates will increase approximately 0.5% during 2005. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the change in directory services revenue.

Local directory services revenue increased $62.1 million, or 4.8%, to $1,353.2 million for the year ended December 31, 2004 compared to $1,291.1 million for the Combined Year 2003. Local directory service revenue for the year ended December 31, 2004 and the Combined Year 2003 was $9.6 million and $50.5 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, local directory services revenue increased by $21.2 million, or 1.6%, to $1,362.8 million for the year ended December 31, 2004 from $1,341.6 million for the Combined Year 2003. Local directory services revenue, excluding the effects of purchase accounting in each year, accounted for 82.6% and 82.3% of revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively.

Revenue from national advertisers increased $30.3 million, or 16.6%, to $212.8 million for the year ended December 31, 2004 compared to $182.5 million for the Combined Year 2003. Revenue from national advertisers for the year ended December 31, 2004 and the Combined Year 2003 was $37.2 million and $67.7 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, revenue from national advertisers, decreased $0.2 million, or 0.1%, to $250.0 million for the year ended December 31, 2004 compared to $250.2 million for the Combined Year 2003. Revenue from national advertisers, excluding the effects of purchase accounting in each year, accounted for 15.2% and 15.3% of revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively.

Other revenue decreased by $3.2 million, or 8.2%, to $36.1 million for the year ended December 31, 2004 from $39.3 million for the Combined Year 2003. In 2004, we substantially reduced the number of products offered in our direct marketing services product line which represented $2.4 million of the decline between periods.

Cost of revenue

Cost of revenue recognized was $485.5 million for the year ended December 31, 2004 compared to $458.6 million for the Combined Year 2003. Recognized cost of revenue for the year ended December 31, 2004 and the Combined year 2003 was $10.5 million and $32.6 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting for deferred costs, cost of revenue recognized would have been $496.0 million for the year ended December 31, 2004 compared to $491.2 million for the Combined Year 2003. Cost of revenue recognized, excluding the effects of purchase accounting, represented 30.1% of revenue for the year ended December 31, 2004 and the Combined Year 2003.

For the year ended December 31, 2004 and the Combined Year 2003, we incurred costs subject to deferral and amortization of $502.2 million and $486.5 million, respectively. The $15.7 million, or 3.2%, increase in incurred costs during 2004 is primarily due to $14.9 million in costs incurred in 2004 when publication schedules of 13 directories were shifted from December 2003 to the first quarter of 2004. This increase was partially offset by $2.0 million in costs not incurred in 2004 when publication schedules of two directories were shifted from December 2004 to the first quarter of 2005. Under the deferral and amortization method of accounting, these changes in publication schedules and incurred costs did not have a significant impact on cost of revenue recognized between periods.

Employee costs incurred decreased by $11.4 million, or 5.0%, to $217.8 million for the year ended December 31, 2004 from $229.2 million for the Combined Year 2003. The decrease is a result of changes to sales incentives and a reduction in the number of employees related primarily to planned workforce reductions.

Direct costs of publishing incurred, which primarily include paper, printing and distribution, increased $14.6 million or 9.2%, to $173.2 million for the year ended December 31, 2004 from $158.6 million for the Combined

Year 2003. The increase includes $10.7 million in costs incurred in 2004 when the publication schedules of 13 directories were shifted from December 2003 to the first quarter of 2004. This was partially offset by $1.4 million in costs not incurred in 2004 when the publication schedules of two directories were shifted from December 2004 to the first quarter of 2005.

Contracting and professional fees incurred increased $18.6 million to $29.8 million for the year ended December 31, 2004 from $11.2 million for the Combined Year 2003. The increase is primarily due to training expenditures and on-going support related to our new production system and is substantially offset by decreased employee costs from planned workforce reductions related thereto.

Other cost of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions, was $81.4 million for the year ended December 31, 2004 compared to $87.5 million for the Combined Year 2003.

Gross profit

Our gross profit was $1,116.6 million for the year ended December 31, 2004 compared to $1,054.3 million for the Combined Year 2003. Excluding the effects of purchase accounting, gross profit for the year ended December 31, 2004 would have been $1,152.9 million compared to $1,139.9 million for the Combined Year 2003. Gross margin, excluding the effects of purchase accounting, was 69.9% for each of the year ended December 31, 2004 and the Combined Year 2003.

General and administrative expense

General and administrative expense, excluding depreciation and amortization, increased $30.8 million, or 14.0%, to $251.6 million for the year ended December 31, 2004 from $220.7 million for the Combined Year 2003. The increase was primarily due to a non-recurring $20.0 million fee paid in connection with the IPO and increases in employee costs, partially related to one time charges from a planned workforce reduction, advertising expense and contracting and professional fees offset by decreases in bad debt expense and other general and administrative expenses.

Employee costs increased $11.7 million, or 22.2%, to $64.4 million for the year ended December 31, 2004 from $52.7 million for the Combined Year 2003. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $3.7 million, or 11.2%, to $36.6 million for the year ended December 31, 2004 from $32.9 million for the Combined Year 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from the Dex West Acquisition and the termination of our transition services agreement with Qwest. Prior to January 1, 2004, the functions of information technology, finance, real estate and human resource services were provided to Dex Media by Qwest under the transition services agreement and were included in other general and administrative expenses. These functions were also provided to Dex West and included in other general and administrative expenses as affiliate expenses prior to September 9, 2003 and as transition services fees subsequent to September 9, 2003. We terminated this transition services agreement as of December 31, 2003. Benefits increased $2.5 million, or 16.4%, to $17.7 million for the year ended December 31, 2004 from $15.2 million for the Combined Year 2003. This increase is primarily due to higher costs of medical benefits and to the absence of pension credits in 2004 related to Qwest’s over-funded pension plan, from which benefits were recognized in 2003 for Dex West. Other employee costs increased $5.5 million for the year ended December 31, 2004 to $10.1 million from $4.6 million for the Combined Year 2003, respectively. The increase is primarily related to accrued severance costs of $6.8 million related to the planned workforce reduction as a result of efficiencies expected to be gained by the replacement of our core production platform with technology from Amdocs and to general re-organizational costs.

Advertising increased $12.1 million, or 45.1%, to $38.9 million for the year ended December 31, 2004 from $26.8 million for the Combined Year 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings, which may be obtained from our advertisers in exchange for our publication of their advertisements in our directories. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.4% from 1.6% for the year ended December 31, 2004 compared to the Combined Year 2003, respectively.

Contracting and professional fees increased $3.6 million, or 8.6%, to $45.7 million for the year ended December 31, 2004 from $42.1 million for the Combined Year 2003. The increase is primarily due to higher legal fees and increased use of external collection agencies for collection of past due receivables.

Bad debt expense decreased $7.4 million, or 14.5%, to $43.7 million for the year ended December 31, 2004 from $51.1 million for the Combined Year 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.7% for the year ended December 31, 2004 compared to 3.1% for the Combined Year 2003. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts on local advertiser accounts. In addition, in 2004 there was a decline in direct write-offs of national accounts as compared to the prior year.

In connection with the IPO, we paid $10.0 million to each of our two Sponsors to eliminate the $4.0 million aggregate annual advisory fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the Combined Year 2003. The annual advisory fee is included in contracting and professional fees.

All other general and administrative expense decreased $9.1 million, or 19.0%, to $38.9 million for the year ended December 31, 2004 from $48.0 million for the Combined Year 2003. For the Combined Year 2003, other general and administrative expense included affiliate charges from Qwest for Dex West and transition services fees for Dex Media, including finance, human resources, real estate and information technology, while with the costs of such expenses were incurred directly in salaries and wages for the year ended December 31, 2004.

Combined Year 2003 compared to the Combined Year 2002

The results of operations below include the purchase accounting effects on revenue and cost of revenue relating to the Dex East Acquisition for the twelve months subsequent to November 8, 2002 and the purchase accounting effects on revenue and cost of revenue relating to the Dex West Acquisition for the twelve months subsequent to September 9, 2003. The results of operations for the Combined Year 2003 and the Combined Year 2002 are therefore not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

(Dollars in thousands)	Combined Year 2003	Combined Year 2002
Revenue:
Local directory services	$1,291,099	$1,279,880
National directory services	182,511	231,379

Total directory services	1,473,610	1,511,259
Other revenue	39,322	36,933

Total revenue	1,512,932	1,548,192
Cost of revenue	458,615	479,022

Gross profit	$1,054,317	$1,069,170
Gross margin	69.7%	69.1%
General and administrative expense, including bad debt expense	$220,722	$163,832

Revenue

Total revenue decreased by $35.3 million, or 2.3%, to $1,512.9 million for the Combined Year 2003 from $1,548.2 million for the Combined Year 2002. The effects of purchase accounting for deferred revenue totaled $118.2 million and $41.5 million for the Combined Year 2003 and the Combined Year 2002, respectively. Excluding the effects of purchase accounting in each combined year, total revenue would have been $1,631.1 million for the Combined Year 2003, a $41.4 million, or 2.6%, increase from $1,589.7 million for the Combined Year 2002. Total revenue, excluding the effects of purchase accounting, for the Combined Year 2003 included $1,591.8 million in directory services revenue and $39.3 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory service revenue and revenue from national advertisers, as discussed below.

Total directory services revenue, which consists of local and national directory services revenue, decreased $37.6 million, or 2.5%, to $1,473.6 million for the Combined Year 2003 from $1,511.3 million for the Combined Year 2002. Excluding the effects of purchase accounting in each combined year, total directory services revenue increased by $39.0 million, or 2.5%, to $1,591.8 million for the Combined Year 2003 from $1,552.8 million for the Combined Year 2002.

Directory services revenue is affected by a variety of volume and pricing factors. Volume-related factors include the quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories and the number of local advertisers’ disconnects during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the changes in directory services revenue.

Local directory services revenue increased $11.2 million, or 0.9%, to $1,291.1 million for the Combined Year 2003 compared to $1,279.9 million for the Combined Year 2002. The effects of purchase accounting on local directory services revenue totaled $50.5 million and $27.1 million for the Combined Year 2003 and the Combined Year 2002, respectively. Excluding the effects of purchase accounting in each combined year, local directory services revenue increased by $34.6 million, or 2.6%, to $1,341.6 million for the Combined Year 2003 from $1,307.0 million for the Combined Year 2002. Local directory services revenue, excluding the effects of purchase accounting in each combined year, accounted for 82.3% and 82.2% of revenue for the Combined Year 2003 and the Combined Year 2002, respectively.

Revenue from national advertisers, including Qwest, decreased $48.9 million, or 21.1%, to $182.5 million for the Combined Year 2003 compared to $231.4 million for the Combined Year 2002. The effects of purchase accounting on revenue from national advertisers totaled $67.7 million and $14.4 million for the Combined Year 2003 and the Combined Year 2002, respectively. Excluding the effects of purchase accounting in each combined year, revenue from national advertisers increased $4.4 million, or 1.8%, to $250.2 million for the Combined Year 2003 compared to $245.8 million for the Combined Year 2002. Revenue from national advertisers excluding the effects of purchase accounting in each combined year, accounted for 15.3% and 15.5% of revenue for the Combined Year 2003 and the Combined Year 2002, respectively.

Other revenue increased by $2.4 million, or 6.5%, to $39.3 million for the Combined Year 2003 from $36.9 million for the Combined Year 2002.

Cost of revenue

Cost of revenue recognized was $458.6 million for the Combined Year 2003 compared to $479.0 million for the Combined Year 2002. Cost of revenue recognized reflects reductions to costs related to purchase accounting of $32.6 million and $10.6 million for the Combined Year 2003 and the Combined Year 2002, respectively. Excluding the effects of purchase accounting for deferred costs in each combined year, cost of revenue recognized would have been $491.2 million for the Combined Year 2003 compared to $489.6 million for the Combined Year 2002. Cost of revenue recognized, excluding the effects of purchase accounting, represented 30.1% of revenue for the Combined Year 2003, compared to 30.8% for the Combined Year 2002.

For the Combined Year 2003 and the Combined Year 2002, we incurred costs subject to deferral and amortization of $486.5 million and $476.3 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, systems costs and other costs.

Employee costs incurred increased by $38.3 million, or 20.1%, to $229.2 million for the Combined Year 2003 from $190.9 million for the Combined Year 2002. This increase was primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

Direct costs of publishing incurred, which include paper, printing and distribution, were $158.6 million and $176.0 million for the Combined Year 2003 and the Combined Year 2002, respectively. The decrease is primarily a result of differences in directory publication schedules between the periods.

National commissions incurred decreased by $1.9 million, or 3.9%, to $47.0 million for the Combined Year 2003 from $48.9 million for the Combined Year 2002.

Systems costs incurred increased $7.3 million, or 27.3%, to $34.0 million for the Combined Year 2003 from $26.7 million for the Combined Year 2002 as a result of increased technology spending associated with being a stand-alone entity.

Other cost of revenue incurred, which primarily includes contractor and professional fees and office and facilities expense, decreased by $16.1 million, or 47.6%, to $17.7 million for the Combined Year 2003 from $33.8 million for the Combined Year 2002.

Gross profit

Our gross profit was $1,054.3 million for the Combined Year 2003 compared to $1,069.2 million for the Combined Year 2002. Excluding the effects of purchase accounting in each combined year, gross profit for the Combined Year 2003 would have been $1,139.9 million compared to $1,100.1 million for the Combined Year 2002. Gross margin, excluding the effects of purchase accounting, increased to 69.9% for the Combined Year 2003 from 69.2% for the Combined Year 2002.

General and administrative expense

General and administrative expense, excluding depreciation and amortization, increased $56.9 million, or 34.7%, to $220.7 million for the Combined Year 2003 from $163.8 million for the Combined Year 2002. The increase was primarily due to increases in employee costs, bad debt expense, advertising and contractor and professional fees and was partially offset by decreases in other expenses associated with operating as a stand-alone company.

Employee costs increased $32.3 million to $52.7 million for the Combined Year 2003 from $20.4 million for the Combined Year 2002 primarily due to increases in salaries and wages and employee benefits of $32.9 million and $15.2 million, respectively. Salaries and wages increased as a result of additional stand-alone costs resulting from operating as a separate entity from Qwest, including additional employees in information technology, finance and human resources. The services related to the stand-alone costs were previously provided to our Predecessor and Dex West by Qwest, and were included in other general and administrative expense as affiliate transactions, as further discussed below. Salary and wages also includes an increase in bonus expense for the Combined Year 2003 compared to the Combined Year 2002. Employee benefits increased due to additional costs related to transitioning to a stand-alone entity including pension and other post-retirement expense of $11.7 million for the Combined Year 2003 compared to pension credits, net of other post-retirement expense, of $2.4 million for the Combined Year 2002.

Bad debt expense increased $2.5 million, or 5.1%, to $51.1 million for the Combined Year 2003 from $48.6 million for the Combined Year 2002 due to the effects of weak local economies and aging receivables. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.1% for both the Combined Year 2003 and the Combined Year 2002.

Advertising increased $20.1 million to $26.8 million for the Combined Year 2003 from $6.7 million for the Combined Year 2002 due to efforts to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.6% from 0.4% for the Combined Year 2003 compared to the Combined Year 2002, respectively.

Contractor and professional fees increased $15.8 million, or 60.1%, to $42.1 million for the Combined Year 2003 from $26.3 million for the Combined Year 2002. The increase in contractor and professional fees is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity as well as management fees for which there was minimal comparable cost in the Combined Year 2002.

All other general and administrative expense decreased $13.8 million, or 22.3%, to $48.0 million for the Combined Year 2003 from $61.8 million for the Combined Year 2002. The Combined Year 2002 includes ten months of allocations from Qwest to Dex East, including costs for information technology, finance and human resource services. The costs of these services are incurred directly in salaries and wages, advertising and contractor and professional fees in the Combined Year 2003.

Historical Results of Operations

The year ended December 31, 2004 includes the results of operations of Dex Media West for the full year, whereas the results of operations for the year ended December 31, 2003 include the results of operations of Dex Media West subsequent to the Dex West Acquisition on September 9, 2003. Consequently, the periods presented are non-comparable. As such, we have provided a comparison of the year ended December 31, 2004 to the Combined Year 2003 in this Item 7 under the caption “Combined Results of Operations—Year Ended December 31, 2004 compared to the Combined Year 2003.” In addition and as described further below, in connection with the acquisition of Dex West, we acquired intangible assets subject to amortization and incurred significant indebtedness.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

The results of operations for the year ended December 31, 2004 include adjustments for the purchase accounting effects on revenue and cost of revenue related to the Dex West Acquisition, and the results of operations for the year ended December 31, 2003 include the purchase accounting effects on revenue and cost of revenue related to both the Dex East Acquisition and the Dex West Acquisition and therefore are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

(Dollars in thousands)	Year ended December 31, 2004	Year ended December 31, 2003
Revenue
Local directory services	$1,353,229	$770,033
National directory services	212,797	88,162

Total directory services	1,566,026	858,195
Other revenue	36,095	24,577

Total revenue	1,602,121	882,772
Cost of revenue	485,505	265,333

Gross profit	$1,116,616	$617,439
Gross margin	69.7%	69.9%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$251,566	$146,480

Revenue

Total revenue increased by $719.3 million, or 81.5%, to $1,602.1 million for the year ended December 31, 2004 from $882.8 million for the year ended December 31, 2003. Total revenue for the years ended December 31, 2004 and 2003 was $46.8 million and $118.2 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, total revenue would have been $1,648.9 million for the year ended December 31, 2004, a $647.9 million, or 64.7%, increase from $1,001.0 million for the year ended December 31, 2003, which includes 133 days of Dex Media West revenue. Total revenue, excluding the effects of purchase accounting for the year ended December 31, 2004, included $1,612.8 million in directory services revenue and $36.1 million in revenue for all other products.

Total directory services revenue, which consists of local and national directory services revenue, increased $707.8 million, or 82.5%, to $1,566.0 million for the year ended December 31, 2004 from $858.2 million for the year ended December 31, 2003. Total directory services revenue for the years ended December 31, 2004 and 2003 was $46.8 million and $118.2 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, total directory services revenue increased by $636.4 million, or 65.2%, to $1,612.8 million for the year ended December 31, 2004 from $976.4 million for the year ended December 31, 2003.

Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in select local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable customer retention, contributed to our increased directory services revenue, excluding the effect of purchase accounting.

Local directory services revenue increased $583.2 million, or 75.7%, to $1,353.2 million for the year ended December 31, 2004 compared to $770.0 million for the year ended December 31, 2003. Local directory services revenue for the years ended December 31, 2004 and 2003 was $9.6 million and $50.5 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, local directory services revenue increased by $542.3 million, or 66.1%, to $1,362.8 million for the year ended December 31, 2004 from $820.5 million for the year ended December 31, 2003. Local directory services revenue, excluding the effects of purchase accounting in each year, accounted for 82.6% and 82.0% of revenue for the years ended December 31, 2004 and 2003, respectively.

Revenue from national advertisers, including Qwest, increased $124.6 million to $212.8 million for the year ended December 31, 2004 compared to $88.2 million for the year ended December 31, 2003. Revenue from national advertisers for the years ended December 31, 2004 and 2003 was $37.2 million and $67.7 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, revenue from national advertisers, including Qwest, increased $94.1 million, or 60.4%, to $250.0 million for the year ended December 31, 2004 compared to $155.9 million for the year ended December 31, 2003. Revenue from national advertisers, including Qwest, excluding the effects of purchase accounting in each year, accounted for 15.2% and 15.6% of revenue for the years ended December 31, 2004 and 2003, respectively.

Other revenue increased by $11.5 million, or 46.9%, to $36.1 million for the year ended December 31, 2004 from $24.6 million for the year ended December 31, 2003.

Cost of revenue

Cost of revenue recognized was $485.5 million for the year ended December 31, 2004 compared to $265.3 million for the year ended December 31, 2003. Recognized cost of revenue for the years ended December 31, 2004 and 2003 was $10.5 million and $32.6 million lower than it would have been, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting in each year, cost of revenue recognized would have been $496.0 million for the year ended December 31, 2004 compared to $297.9 million for the year ended December 31, 2003, which includes 113 days of expense for Dex Media West. Cost of revenue recognized, excluding the effects of purchase accounting, represented 30.1% of revenue for the year ended December 31, 2004, compared to 29.8% for the year ended December 31, 2003.

For the years ended December 31, 2004 and 2003, we incurred costs subject to deferral and amortization of $502.2 million and $297.3 million, respectively. Costs subject to deferral and amortization include certain employee costs, direct costs of publishing, sales commissions, systems costs and other costs.

Employee costs incurred increased by $79.0 million, or 56.9%, to $217.8 million for the year ended December 31, 2004 from $138.8 million for the year ended December 31, 2003.

Direct costs of publishing incurred, which include paper, printing and distribution, were $173.2 million and $97.8 million for the years ended December 31, 2004 and 2003, respectively.

Contracting and professional fees incurred increased $22.1 million to $29.8 million from $7.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in primarily due to on-going support related to our new production system.

Other cost of revenue incurred, which primarily includes system expense, office and facilities expense and national commissions, was $81.4 million for the year ended December 31, 2004 compared to $53.0 million for the year ended December 31, 2003.

Gross profit

Our gross profit was $1,116.6 million for the year ended December 31, 2004 compared to $617.4 million for the year ended December 31, 2003. Gross profit for the year ended December 31, 2003 includes the operations of Dex Media West subsequent to the Dex West Acquisition on September 9, 2003. The operations of Dex Media West are included in the operations for the entire year ended December 31, 2004. Excluding the effects of purchase accounting in each year, gross profit for the year ended December 31, 2004 would have been $1,152.9 million compared to $703.1 million for the year ended December 31, 2003. Gross margin, excluding the effects of purchase accounting, decreased to 69.9% for the year ended December 31, 2004 from 70.2% for the year ended December 31, 2003.

General and administrative expense

General and administrative expense, excluding depreciation and amortization, increased $105.1 million to $251.6 million for the year ended December 31, 2004, from $146.5 million for the year ended December 31, 2003, which includes 113 days of expense for Dex Media West. The increase was primarily due to the inclusion of an entire year of Dex Media West in 2004 and only 113 days of expense for Dex Media West in 2003 and due to the termination of annual advisory fees payable to our Sponsors.

Employee costs increased $25.4 million, or 65.1% to $64.4 million for the year ended December 31, 2004 from $39.0 million for the year ended December 31, 2003. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $12.3 million, or 50.6%, to $36.6 million for the year ended December 31, 2004 from $24.3 million for the year ended December 31, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from our operating as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate, and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $6.4 million or 56.6% to $17.7 million for the year ended December 31, 2004 from $11.3 million for the year ended December 31, 2003. The increase is primarily due to higher cost of medical benefits and the inclusion of Dex Media West for the entire year 2004. Other employee costs increased $6.7 million for the year ended December 31, 2004 to $10.1 million from $3.4 million for the year ended December 31, 2003. The increase is primarily related to accrued severance costs of $6.8 million related to the planned workforce reduction as a result of the efficiencies gained by the replacement of our core production platform with technology from Amdocs.

Advertising increased $19.0 million to $38.9 million for the year ended December 31, 2004 from $19.9 million for the year ended December 31, 2003 due to additional media advertisements and exclusivity arrangements designed to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.4% from 2.0% for the years ended December 31, 2004 and 2003, respectively.

Contracting and professional fees increased $15.2 million to $45.7 million for the year ended December 31, 2004 from $30.5 million for the year ended December 31, 2003. The increase is primarily due to higher legal fees and increased use of external collection agencies for collection of past due receivables.

Bad debt expense increased $11.7 million, or 36.4%, to $43.7 million for the year ended December 31, 2004 from $32.1 million for the year ended December 31, 2003 due to the effects of weak local economies and aging receivables. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.7% for the year ended December 31, 2004 compared to 3.2% for the year ended December 31, 2003.

In connection with the IPO, we paid $10.0 million to each of our Sponsors to eliminate the $4.0 million aggregate annual fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the prior year end. The annual advisory fee paid in prior years is included in contracting and professional fees.

All other general and administrative expense increased $13.9 million to $38.9 million for the year ended December 31, 2004 from $25.0 million for the year ended December 31, 2003. For the year ended December 31, 2003, other general and administrative expense included charges from Qwest, including finance, human resources, real estate and information technology, with the cost of such expenses incurred directly in salaries and wags for the year ended December 31, 2004.

Amortization of Intangibles

In connection with the Dex West Acquisition, we recorded significant intangible assets on the purchase date of Dex West Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the years ended December 31, 2004 and 2003 we recognized $412.4 million and $290.1 million, respectively, in amortization expense related to our identifiable intangible assets.

Interest Expense

We incurred significant indebtedness in connection with the Dex West Acquisition and the issuance of Dex Media’s notes and discount notes. As such, interest expense subsequent to and prior to the Dex West Acquisition are not comparable. We recognized interest expense of $505.5 million and $277.6 million for the years ended December 31, 2004 and 2003, respectively. Interest expense for the year ended December 31, 2004 includes $63.5 million of amortization of deferred financing costs, including the write off of $5.6 million deferred financing costs in conjunction with our subsidiaries’ senior subordinated partial note redemptions. Interest expense for the year ended December 31, 2004 also includes $42.3 million of accretion on discount notes and $24.1 million of early redemption premiums. Interest expense for the year ended December 31, 2003 includes $24.3 million of amortization of deferred financing costs.

Income Taxes

Statement of Financial Accounting Standard (“SFAS”) No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of December 31, 2004 we have recorded $98.6 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $271.2 million pending final tax filing of which the net operating loss carryforwards do not begin to expire until 2022. As of December 31, 2003 we had recorded $69.2 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $188.3 million. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Year ended December 31, 2003 compared to the Combined Successor and Predecessor Period

The following discussion and analysis is based on the historical financial information of Dex Media. For the periods prior to the consummation of the of Dex East Acquisition on November 8, 2002, the historical financial information of Dex Media is that of our Predecessor. For the periods subsequent to November 8, 2002, the historical financial information of Dex Media is primarily that of Dex Media East. The financial information for the periods prior to November 8, 2002 reflect the historical basis of accounting of Qwest Dex, Inc.’s operations in the Dex East States, while the financial information for the periods subsequent to November 8, 2002 reflect the effects of purchase accounting; therefore, the financial information for these periods is not comparable. In reviewing the following information, it should be noted that there is significant additional non-comparability among the periods presented because Dex Media consummated the Dex West Acquisition on September 9, 2003 and therefore the results of operations for the year ended December 31, 2003 include the operations of Dex Media West since its acquisition.

The results of operations below include adjustments for the purchase accounting effects on revenue and cost of revenue related to the Dex East Acquisition for the twelve months subsequent to November 8, 2002 and the purchase accounting effects on revenue and cost of revenue related to the Dex West Acquisition for the twelve months subsequent to September 9, 2003, and therefore the results of operations for the year ended December 31, 2003 and the Combined Successor and Predecessor Period are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

(Dollars in thousands)	Year ended December 31, 2003	Combined Successor and Predecessor Period 2002
Revenue
Local directory services	$770,033	$536,659
National directory services	88,162	95,076

Total directory services	858,195	631,735
Other revenue	24,577	16,258

Total revenue	882,772	647,993
Cost of revenue	265,333	197,266

Gross profit	$617,439	$450,727
Gross margin	69.9%	69.6%
General and administrative expense, including bad debt expense	$146,480	$70,108

Revenue

Total revenue increased by $234.8 million, or 36.2%, to $882.8 million for the year ended December 31, 2003 from $648.0 million for the Combined Successor and Predecessor Period. The effects of purchase accounting for deferred revenue totaled $118.2 million and $41.5 million for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively. Excluding the effects of purchase accounting in each year, total revenue would have been $1,001.0 million for the year ended December 31, 2003, which includes 113 days of Dex Media West revenue, a $311.5 million, or 45.2%, increase from $689.5 million for the Combined Successor and Predecessor Period. Total revenue, excluding the effects of purchase accounting, included $976.4 million in directory services revenue and $24.6 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory service revenue and revenue from national advertisers, as discussed below.

Total directory services revenue, which consists of local and national directory services revenue, increased $226.5 million, or 35.8%, to $858.2 million for the year ended December 31, 2003 from $631.7 million for the Combined Successor and Predecessor Period. Excluding the effects of purchase accounting in each year, total directory services revenue increased by $303.2 million, or 45.0%, to $976.4 million for the year ended December 31, 2003 from $673.2 million for the Combined Successor and Predecessor Period.

Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in select local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable customer retention, contributed to our increased directory services revenue, excluding the effect of purchase accounting.

Local directory services revenue increased $233.4 million, or 43.5%, to $770.0 million for the year ended December 31, 2003 compared to $536.7 million for the Combined Successor and Predecessor Period. The effects of purchase accounting on local directory services revenue totaled $50.5 million and $27.1 million for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively. Excluding the effects of purchase accounting in each year, local directory services revenue increased by $256.7 million, or 45.5%, to $820.5 million for the year ended December 31, 2003 from $563.8 million for the Combined Successor and Predecessor Period. Local directory services revenue, excluding the effects of purchase accounting in each year, accounted for 82.0% and 81.8% of revenue for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively.

Revenue from national advertisers, including Qwest, decreased $6.9 million, or 7.3%, to $88.2 million for the year ended December 31, 2003 compared to $95.1 million for the Combined Successor and Predecessor Period. The effects of purchase accounting on revenue from national advertisers totaled $67.7 million and $14.4 million for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively. Excluding the effects of purchase accounting in each year, revenue from national advertisers, including Qwest, increased $46.4 million, or 42.4%, to $155.9 million for the year ended December 31, 2003 compared to $109.5 million for the Combined Successor and Predecessor Period. Revenue from national advertisers, including Qwest, excluding the effects of purchase accounting in each year, accounted for 15.6% and 15.9% of revenue for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively.

Other revenue increased by $8.3 million, or 51.2%, to $24.6 million for the year ended December 31, 2003 from $16.3 million for the Combined Successor and Predecessor Period.

Cost of revenue

Cost of revenue recognized was $265.3 million for the year ended December 31, 2003 compared to $197.3 million for the Combined Successor and Predecessor Period. Cost of revenue recognized reflects reductions to costs related to purchase accounting of $32.6 million and $10.6 million for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively. Excluding the effects of purchase accounting for deferred costs, cost of revenue recognized would have been $297.9 million for the year ended December 31, 2003, which includes 113 days of expense for Dex Media West, compared to $207.9 million for the Combined Successor and Predecessor Period. Cost of revenue recognized, excluding the effects of purchase accounting, represented 29.8% of revenue for the year ended December 31, 2003, compared to 30.2% for the Combined Successor and Predecessor Period.

For the year ended December 31, 2003 and the Combined Successor and Predecessor Period, we and our Predecessor incurred costs subject to deferral and amortization of $297.3 million and $207.2 million, respectively. Costs subject to deferral and amortization include certain employee costs, direct costs of publishing, sales commissions, systems costs and other costs.

Employee costs incurred increased by $53.1 million, or 62.0%, to $138.8 million for the year ended December 31, 2003 from $85.7 million for the Combined Successor and Predecessor Period. This increase was primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

Direct costs of publishing incurred, which include paper, printing and distribution, were $97.8 million and $76.5 million for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively. The increase is primarily a result of the inclusion of 113 days of expense for Dex Media West for the year ended December 31, 2003 offset by differences in directory publication schedules between the periods.

National commissions incurred increased by $5.4 million, or 24.0%, to $27.9 million for the year ended December 31, 2003 from $22.5 million for the Combined Successor and Predecessor Period.

Systems costs incurred increased $11.2 million to $20.8 million for the year ended December 31, 2003 from $9.6 million for the Combined Successor and Predecessor Period as a result of increased technology spending associated with being a stand-alone entity.

Other cost of revenue incurred, which primarily includes contractor and professional fees and office and facilities expense, decreased by $0.9 million, or 7.0%, to $12.0 million for the year ended December 31, 2003 from $12.9 million for the Combined Successor and Predecessor Period.

Gross profit

Our gross profit was $617.4 million for the year ended December 31, 2003 compared to $450.7 million for the Combined Successor and Predecessor Period. Gross profit for the year ended December 31, 2003 includes the operations of Dex Media West subsequent to the Dex West Acquisition on September 9, 2003. The operations of Dex West are not included in the 2002 Combined Successor and Predecessor Period. Excluding the effects of purchase accounting in each year, gross profit for the year ended December 31, 2003 would have been $703.0 million compared to $481.6 million for the Combined Successor and Predecessor Period. Gross margin, excluding the effects of purchase accounting, increased to 70.2% for the year ended December 31, 2003 from 69.8% for the Combined Successor and Predecessor Period.

General and administrative expense

General and administrative expense, excluding depreciation and amortization, increased $76.4 million to $146.5 million for the year ended December 31, 2003, which includes 113 days of expense for Dex Media West, from $70.1 million for the Combined Successor and Predecessor Period. The increase was primarily due to the inclusion of 113 days of expense for Dex Media West in 2003 not included in 2002 and due to increases in employee costs, bad debt expense, advertising and contractor and professional fees.

Employee costs increased $30.0 million to $39.0 million for the year ended December 31, 2003 from $9.0 million for the Combined Successor and Predecessor Period primarily due to increases in salaries and wages and employee benefits of $17.5 million and $10.3 million, respectively. Salaries and wages increased as a result of additional stand-alone costs resulting from our operating as a separate entity from Qwest, including additional employees in information technology, finance and human resources. The services related to the stand-alone costs were previously provided to our Predecessor by Qwest, and were included in other general and administrative expense in periods of the Predecessor, as further discussed below. Salary and wages also includes an increase in bonus expense for the year ended December 31, 2003 compared to the Combined Successor and Predecessor Period. Employee benefits increased due to additional costs related to transitioning to a stand-alone entity including pension and other post-retirement expense of $9.0 million for the year ended December 31, 2003 compared to pension credits, net of other post-retirement expense, of $1.7 million for the Combined Successor and Predecessor Period.

Bad debt expense increased $14.8 million to $32.1 million for the year ended December 31, 2003 from $17.3 million for the Combined Successor and Predecessor Period due to the effects of weak local economies and aging receivables. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.2% for the year ended December 31, 2003 compared to 2.5% for the Combined Successor and Predecessor Period.

Advertising increased $16.2 million to $19.9 million for the year ended December 31, 2003 from $3.7 million for the Combined Successor and Predecessor Period due to efforts to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.0% from 0.5% for the year ended December 31, 2003 and the Combined Successor and Predecessor Period, respectively.

Contractor and professional fees increased $14.9 million to $30.5 million for the year ended December 31, 2003 from $16.6 million for the Combined Successor and Predecessor Period. The increase in contractor and professional fees is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity as well as management fees for which there was minimal comparable cost for the Combined Successor and Predecessor Period.

All other general and administrative expense increased $0.6 million, or 2.5%, to $25.0 million for the year ended December 31, 2003 from $23.5 million for the Combined Successor and Predecessor Period. The Combined Successor and Predecessor Period includes ten months of allocations from Qwest, including costs for information technology, finance and human resource services. The costs of these services are incurred directly in salaries and wages, advertising and contractor and professional fees in 2003.

Amortization of intangibles

In connection with the Acquisitions, we recorded significant intangible assets at each respective acquisition date. Substantial portions of these assets have definite lives and are subject to amortization. For the year ended December 31, 2003 and the Successor Period, we recognized $290.1 million and $31.8 million, respectively, in amortization expense related to our identifiable intangible assets. There were no comparable expenses in periods of the Predecessor.

Interest expense

We incurred significant indebtedness in connection with the Acquisitions. As such, interest expense between the Predecessor Period and the Successor Period is not comparable. We recognized interest expense of $277.6 million and $27.9 million, for the year ended December 31, 2003 and the Successor Period, respectively.

Other expense

Other expense consists primarily of accrued fees to various financial institutions for financing commitments relating to the Dex West Acquisition. The obligation for such fees was extinguished in connection with the consummation of the Dex West Acquisition on September 9, 2003. For the year ended December 31, 2003 and the Successor Period we recognized $11.7 million and $2.6 million in other expense related to the accrual of such fees.

Income taxes

SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of such assets is more likely than not. As of December 31, 2003 we have recorded $69.2 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $188.3 million, of which the net operating loss carryforwards do not begin to expire until 2022. As of December 31, 2002 we have recorded $21.2 million of deferred income tax assets result resulting primarily from net operating loss carryforwards of $81.5 million. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

Following the Acquisitions, our primary source of liquidity continues to be cash flow generated from the operations of our subsidiaries, Dex East and Dex West. Our subsidiaries also have availability under their revolving credit facilities, subject to certain conditions.

In connection with the Acquisitions, we incurred $3,653.0 million of borrowings under our subsidiaries’ credit facilities and $2,140.0 million of indebtedness with the issuance of outstanding subsidiary notes. On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% discount notes due 2013 for aggregate gross proceeds of $750.2 million. On February 11, 2004, we issued an additional $361.0 million of 9% discount notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by us as a distribution to our parent and ultimately to the Sponsors. These notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. On November 24, 2004, Dex Media West issued $300.0 million of 5 7/8% senior notes due 2011. Dex Media West used the gross proceeds of the offering to repay a portion of its Tranche A term loan under its credit facilities. As a result of these issuances, our liquidity requirements have significantly increased due to increased debt service obligations. As of December 31, 2004, we had outstanding $5,727.4 million in aggregate indebtedness due to aggregate debt repayments since the Acquisitions of $1,417.7 million, accretion on the 9% discount notes of $45.4 million and foreign currency exchange loss through November 2003 of $6.0 million. In connection with the IPO, Dex Media East redeemed $183.8 million in aggregate principal amount of its 12 1/8% senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest and Dex Media West redeemed $18.2 million of its 9 7/8% senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest on August 26, 2004. A portion of the proceeds from the IPO was used to fund the redemption obligations.

Our subsidiaries’ credit facilities each consist of revolving credit and term loan facilities. The revolving credit facility for Dex Media East, expiring in November 2008, and the revolving credit facility for Dex Media West expiring in September 2009, are comprised of total principal of up to $100.0 million each, and are available for general corporate purposes, subject to certain conditions. Our subsidiaries’ term loan facilities consist of Tranche A term loan facilities and Tranche B term loan facilities. The Tranche A term loan facility and Tranche B term loan facility for Dex Media East mature in November 2008 and May 2009, respectively. The Tranche A term loan facility and Tranche B term loan facility for Dex Media West mature in September 2009 and March 2010, respectively.

Our subsidiaries’ credit facilities bear interest, at their option, at either:

•	a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

•	a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

The applicable margins on loans under our subsidiaries’ revolving credit facilities and the Tranche A term loan facilities are subject to change depending on the leverage ratio of Dex Media East or Dex Media West, as applicable. In addition to paying interest on outstanding principal amounts under our subsidiaries’ credit facilities, our subsidiaries are required to pay an annual commitment fee of 0.375% (reduced from 0.5% when the credit facilities were amended on June 11, 2004) to the lenders for the unused commitments under our subsidiaries’ revolving credit facilities. The commitment fees are payable quarterly in arrears.

On November 10, 2003, Dex Media East restructured its credit facilities to replace the Tranche B Euro denominated term loan facility with a larger Tranche B U.S. dollar denominated term loan facility. Through this restructuring, we eliminated the currency risk exposure in our subsidiary’s credit facilities and terminated a cross currency swap that had been in place since November 2002 to mitigate such currency risk exposure. In conjunction with the restructuring, the applicable margins on loans under the revolving credit facility, Tranche A term loan facility and Tranche B term loan facility were reduced. Consequently, the interest expense and liquidity needs associated with the credit facilities will decrease in the future even when the floating interest rate remains unchanged from the current level.

On June 11, 2004, we entered into amended and restated credit agreements to, among other things: (i) reduce the applicable margins on loans under our subsidiaries’ credit facilities and the commitment fees on their revolving credit facilities; (ii) permit the redemption of (A) all of our 5% Series A preferred stock, which was held by our Sponsors and management, plus accrued and unpaid dividends, (B) up to 35% of Dex Media East’s outstanding 12 1/8% senior subordinated notes due 2012 and its associated redemption premium, plus accrued and unpaid interest, and (C) up to 35% of Dex Media West’s outstanding 9 7/8% senior subordinated notes due 2013 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the IPO; (iii) make a final lump sum payment to our Sponsors to terminate the annual advisory fees payable under the management consulting agreements; (iv) permit Dex Media East and Dex Media West to distribute to us the funds required to fund the dividends on our common stock if and when such dividends are declared, up to $70.0 million annually; and (v) permit Dex Media East and Dex Media West to distribute to us up to an aggregate of $10.0 million annually to pay our incremental operating expenses and the corporate overhead costs and expenses directly attributed to us having become a publicly traded company. The amendments to the credit agreements, except the repricing of the applicable margins and commitment fees which were effective on June 11, 2004, were effective immediately upon the consummation of the IPO on July 21, 2004.

On November 24, 2004, Dex Media East and Dex Media West amended their respective credit agreements, which included a further reduction in the applicable margins on loans under the Tranche B term loan facilities. In addition, Dex Media West repaid $300.0 million of its Tranche A term loans with the proceeds of the offering of its 5 7/8% senior notes.

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

Dex Media East and Dex Media West each entered into a billing and collection services agreement with Qwest LEC upon the consummation of the respective Acquisitions, which were renewed effective November 1, 2004. Under these renewed agreements, Qwest LEC will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2004, Qwest LEC billed approximately 39% of our local revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 61% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In connection with the Acquisitions, we developed and continue to maintain the ability to transition those accounts billed by Qwest from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

Historically, our principal source of liquidity has been cash flow generated from the operations of our subsidiaries. Prior to the consummation of the Dex East Acquisition, our Predecessor’s primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to them, debt service on $750.0 million of debt issued by Qwest Dex, dividends to Qwest, income tax payments to Qwest to reflect their portion of the estimated tax liability of Qwest Dex as well as capital expenditures and working capital. Our Predecessor historically generated sufficient cash flow to fund its operations and investments and to make payments to Qwest.

Sources of Liquidity

Net cash provided by operations was $491.4 million for the year ended December 31, 2004, $380.4 million for the year ended December 31, 2003 and $77.4 million for the Successor Period. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

Net cash used for investing activities was $46.7 million, $4,366.6 million and $2,803.7 million for the years ended December 31, 2004, 2003 and the Successor Period, respectively. The principal use of cash for investing activities for the year ended December 31, 2004 was expenditures for property, plant and equipment and software. The principal use of cash flows for investing activities for the year ended December 31, 2003 was $4.3 billion for the acquisition of Dex West (which includes $54.4 million in acquisition fees), $31.4 million for capitalized software and $9.1 million of property, plant and equipment purchases. These were offset by $17.2 million in proceeds received from the disposition of our investment in a partnership interest held by Dex Media International Inc. (formerly LCI International Inc.). The principal use of cash flows for investing activities for the Successor Period was the $2,754.0 million purchase price and the $44.2 million payment of fees related to the Dex East Acquisition.

Net cash used for financing activities was $442.9 million for the year ended December 31, 2004. Net cash provided by financing activities was $3,956.0 million and $2,763.9 million for the year ended December 31, 2003 and the Successor Period, respectively. Significant uses of cash flows for the year ended December 31, 2004 included $962.5 million of total debt repayments including $202.0 million for the redemption of our subsidiaries’ senior subordinated notes in conjunction with the IPO, voluntary and mandatory repayments of $460.5 million of bank debt and $300.0 million refinancing of bank debt with the issuance of our subsidiaries’ senior notes and the application of the proceeds therefrom, $250.5 million of distributions to our parent and ultimately to the Sponsors and $128.5 million for the redemption of preferred stock including accumulated and unpaid dividends. Significant sources of cash flows in the year ended December 31, 2004 included $550.5 million of long-term borrowings and $375.0 million from the issuance of common stock in our IPO. The principal sources of cash flows provided by financing activities for year ended December 31, 2003 came from proceeds from issuance of long term debt and preferred and common stock, totaling $5,250.2 million, obtained in relation to the consummation of the Dex West Acquisition in September of 2003. Significant uses of cash flows for financing activities for the year ended December 31, 2003 includes $750.2 million in distributions to our parent, $405.1 million of net repayments on long-term borrowings, $125.4 million in payment of deferred financing costs related to the Dex West Acquisition and the issuance of notes and discount notes. The principal source of cash flows provided by financing activities for the Successor Period were proceeds from the issuance of long term debt and preferred and common stock, totaling $2,910.0 million, in relation to the consummation of the Dex East Acquisition in November of 2002. Significant uses of cash flows for financing activities for the Successor Period included $50.0 million of net repayments on long-term borrowings and $96.1 million in payment of deferred financing costs related to the Dex East Acquisition.

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

We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow;

ii.	Up to $199.1 million of our subsidiaries’ revolving facilities available to our subsidiaries as of December 31, 2004;

iii.	Other unsecured indebtedness up to an aggregate principal amount of $360.0 million of which our subsidiaries may incur up to an aggregate principal amount of $125.0 million;

iv.	Our subsidiaries may sell, or dispose of, assets up to $10.0 million and $15.0 million annually for Dex Media East and Dex Media West, respectively, subject to an aggregate amount of $20.0 million and $30.0 million, respectively;

v.	The proceeds from any debt issuance, which our subsidiaries may use as long as the respective leverage ratio of Dex Media East and Dex Media West is at or below 4.0 to 1.0; and

vi.	Our subsidiaries may use the proceeds from any equity offering as follows: a) 50%, if the respective leverage ratio is above 4.0 to 1.0 or b) 100%, if the respective leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the IPO, we amended our subsidiaries’ credit facilities to, among other things, allow our subsidiaries access to 100% of the proceeds from the IPO irrespective of their leverage ratios.

Our subsidiaries’ credit agreements and indentures of the senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of December 31, 2004, the outstanding balance of capital leases was $0.8 million.

Our access to liquidity will improve significantly when the respective leverage ratios of Dex Media East and Dex Media West drop below 4.0 to 1.0. The leverage ratios can be improved by reducing debt levels or increasing the amount of EBITDA. When our subsidiaries’ leverage ratio is under 4.0 to 1.0, our subsidiaries may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-credit facility related debt with equity proceeds. If our subsidiaries use equity proceeds to optionally repay a cumulative amount of non-credit facility related debt in excess of $20.0 million, our subsidiaries are required to repay equal amounts of debt under the term loan facilities with the proceeds from the same equity issuances. We cannot provide any assurance that the leverage ratio of Dex Media East or Dex Media West will drop below 4.0 to 1.0.

Uses of Liquidity

We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During 2004, we used cash generated from operations in excess of liquidity requirements to make optional repayments under our subsidiaries’ credit facilities.

Our capital expenditure requirements over the last three years (including the combined Predecessor Period and Successor Period and capital expenditures of Dex West for the period from January 1 to September 9, 2003 and the year ended December 31, 2002) averaged $49.6 million per year, or 3.1% of average total revenue, excluding the effects of purchase accounting. Over the next twelve months, a significant portion of our capital expenditures will be spent on software development and related hardware upgrades pertaining to Phase Two of the implementation of the Amdocs software system and other initiatives.

The following table sets forth, as of December 31, 2004, debt, lease, employment agreement and other purchase obligations for the next several years:

(Dollars in Thousands)	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Debt, Lease and Employment Agreement Obligations:
Long-Term Debt	$189,534	$264,014	$291,738	$531,499	$1,401,823	$3,048,774	$5,727,382
Interest on Debt(1)	351,650	341,523	329,466	314,179	348,302	924,134	2,609,254
Operating Leases	16,802	11,312	8,554	6,143	3,095	1,858	47,764
Capital Leases	830	437	26	—	—	—	1,293
Employment Agreements(2)	4,107	1,345	728		—	—	6,180
Purchase Obligations(3)	39,376	33,839	33,343	21,333	5,745	—	133,636

Total Obligations	$602,299	$652,470	$663,855	$873,154	$1,758,965	$3,974,766	$8,525,509

(1)	Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2004 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2004 will remain unchanged in future periods.
(2)	The amounts set forth above represent the amount of base salary payable to the executives during the initial term of employment assuming that all such executives remain employed by us until the end of the initial term. For additional information regarding the employment agreements of certain of our senior executive officers, please see Item 10—“Directors and Executive Officers of the Registrant” set forth in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
(3)	Purchase obligations include amounts contractually owed for on-going support services related to the Amdocs software system as well as certain information technology, communications and billing and collection services provided by Qwest. Although we expect to incur significant charges related to the publication of our printed directories, including printing, paper and distribution costs, our contractual agreements with the providers of these services do not include fixed or minimum quantities to be purchased, and are not included in the table above. See Item 1—“Business—Publishing, Production and Distribution.”

During the year ended December 31, 2004, our subsidiaries, Dex Media East and Dex Media West collectively made required and optional repayments in an aggregate principal amount of $760.5 million under their respective credit facilities and redeemed $202.0 million under their senior subordinated notes using the excess cash flow generated from operations, a portion of the net proceeds from the IPO and the proceeds from the Dex Media West 5 7/8% senior notes offering. As a result of the repayments, the floating and fixed interest rate swaps that were entered into in 2002 and 2004, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes and discount notes is comprised of 61.7% fixed rate debt and 38.3% floating rate debt as of December 31, 2004. Repayments under the credit facilities in the future will cause the percentage of fixed rate debt in the Dex Media East and Dex Media West debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.

Tranche A and Tranche B of Dex Media East’s term loan credit facilities have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional and mandatory repayments made through December 31, 2004, the next mandatory repayment is due on March 31, 2005 in an amount of $26.3 million.

Tranche A and Tranche B of Dex Media West’s term loan credit facilities have required quarterly principal repayments that were scheduled to begin June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made through December 31, 2004, the required quarterly payments for each tranche in the period from June 30, 2004 to March 31, 2005 were reduced to zero. The first mandatory repayment is now due on June 30, 2005 in an amount of $26.7 million.

On November 10, 2003, we issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% discount notes due 2013 for gross proceeds of $750.2 million. On February 11, 2004, we issued another $361.0 million of 9% discount notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by us as a distribution to our parent. Our parent distributed the gross proceeds from the offering to its equity holders. We did not receive any of the proceeds from the offering. These notes are expected to be serviced and repaid from distributions to us from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. The 9% Discount Notes defer interest until May 2009 at which time Dex Media East and Dex Media West will be expected to service and repay this debt in the form of distributions to us, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements. Accordingly, our subsidiaries’ cash requirements will increase in May 2009 when cash interest becomes payable on our 9% Discount Notes.

On November 24, 2004, Dex Media West issued $300.0 million of 5 7/8% senior notes due 2011. Dex Media West used the gross proceeds of the offering to repay a portion of Tranche A term loans of Dex Media West’s credit facility.

We have no operations of our own and we derive all of our cash flow and liquidity from our subsidiaries. We depend on the earnings and the distribution of funds from Dex Media East and Dex Media West to meet our liquidity needs. Although our subsidiaries are not obligated to make funds available to us for any purpose, Dex Media East and Dex Media West are expected to make cash distributions of up to $8.4 million and $11.6 million, respectively, to us semi-annually to service our cash interest obligations on the 8% notes due 2013, subject to certain covenant requirements under the subsidiary note indentures and the credit agreements. In particular, Dex Media East’s indentures relating to the senior notes and the senior subordinated notes prohibit Dex Media East from distributing funds to us if the amount of such distribution, together with all other restricted payments made since November 8, 2002, would exceed the sum of (i) 50% of the adjusted consolidated net income accrued by Dex Media East since January 1, 2003; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media East; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain amounts of payments received or credited to Dex Media East by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media East would have to meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes. The indentures relating to the senior notes and the senior subordinated notes of Dex Media West permit Dex Media West and its restricted subsidiaries to make one or more distributions to Dex Media with an aggregate amount not to exceed $50.0 million each fiscal year for the sole purpose of paying interest on Dex Media’s debt obligations. However, the indentures prohibit Dex Media West and its restricted subsidiaries from distributing funds to Dex Media in excess of $50.0 million each fiscal year to service interest on Dex Media’s debt obligations or for any other purpose if the amount of such distribution, together with all other restricted payments made by Dex Media West since September 9, 2003, would exceed the sum of (i) 100% of the adjusted earnings before interest, tax, depreciation and amortization accrued since October 1, 2003 less 1.4 times the consolidated interest expense for the same period; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media West; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain amounts of payments received or credited to Dex Media West by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media West would have to meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes.

Although the terms of Dex Media East’s credit facilities permit Dex Media East to pay cash distributions to us in an amount not to exceed 42% of the regularly scheduled interest payments on the initial $250.0 million of the $500.0 million of 8% notes due 2013, Dex Media East must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to us to cover Dex Media East’s 42% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% notes due 2013. In addition, the terms of Dex Media West’s credit facilities permit Dex Media West to pay cash dividends to us in an amount not to exceed 58% of the regularly scheduled interest payments on the initial $250.0 million of the $500.0 million of 8% notes due 2013, Dex Media West must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the dividend to us to cover Dex Media West’s 58% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% notes due 2013.

Additionally, although the terms of our subsidiaries’ credit facilities permitted Dex Media to issue the outstanding discount notes, such credit facilities do not specifically permit the payment of dividends to Dex Media to pay cash interest on the outstanding discount notes and when cash interest becomes payable on such notes on May 15, 2009. Accordingly, any dividend to Dex Media for payment of cash interest on the outstanding discount notes must be permitted to be paid pursuant to the general dividend basket of each of our subsidiaries’ credit facilities, which restricts Dex Media East (including its immediate parent and its subsidiaries) and Dex Media West (including its immediate parent and its subsidiaries), as applicable, from paying dividends to Dex Media in excess of $5.0 million and $12.5 million per year, respectively, if Dex Media East (including its immediate parent and its subsidiaries) or Dex Media West (including its immediate parent and its subsidiaries), as applicable, does not comply with a coverage ratio and a leverage ratio test; furthermore, assuming the applicable parties comply with such tests, any such dividend would be limited to a portion of excess cash flow (as defined in the Dex Media East and Dex Media West credit facilities). If Dex Media East and Dex Media West are not able to pay Dex Media dividends under the general dividend basket of our subsidiaries’ credit facilities in amounts sufficient to meet Dex Media’s obligations to pay cash interest on the outstanding discount notes once cash payments become due, we will need to refinance or amend our subsidiaries’ credit facilities before such date. We cannot assure you that we will be able to refinance or amend our subsidiaries’ credit facilities on commercially reasonable terms or at all.

Furthermore, our subsidiaries are permitted under the terms of their respective credit facilities, the indentures governing the subsidiaries’ notes and the terms of their other indebtedness to enter into other agreements or incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. In addition to these contractual restrictions and prohibitions, the laws of our subsidiaries’ jurisdiction of organization may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries, other agreements of our subsidiaries and statutory restrictions will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

In addition to the limitations on distributions, dividends or loans to us by our subsidiaries mentioned above, our subsidiaries’ credit facilities, the indentures governing our notes, the terms of our other indebtedness or any future agreements may prohibit or limit our ability to, among other things, dispose of assets (including the stock of our subsidiaries), issue additional indebtedness, or issue equity securities, which transactions could provide funds to make payments on our notes if not prohibited or limited. In addition, even if such transactions were permitted, use of the proceeds there from for payment on our notes may be prohibited or limited by agreements governing our current and future indebtedness. The indentures governing our notes will not significantly limit our subsidiaries from entering into agreements restricting such distributions, dividends or loans. We cannot assure you that the agreements governing our current and future indebtedness or other agreements will permit Dex Media to engage in transactions to fund scheduled interest and principal payments on our indebtedness when due, if such transactions are necessary.

In addition, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to our subsidiaries under our subsidiaries’ revolving credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, if we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. See Item 1—“Business—Risk Factors—Dex Media may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payment on its indebtedness as a result of, among other things, contractual provisions in existing or future indebtedness of it subsidiaries.”

Material Trends, Known Facts and Uncertainties

Directory Services Revenue

For the year ended December 31, 2004, approximately 98% of our revenue, excluding the effects of purchase accounting, came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROM. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.

While we do not believe there has been any material change in our advertiser account renewal rate, we are unable to report our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing

We are beginning to institute a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

Competition

The U.S. directory advertising industry continues to be very competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex States. On average, there are two to three competing directories (including Dex Media) in each of our local markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 2.8%, 2.6% and 1.1% in 2002, 2003 and 2004, respectively.

Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail for business advertising.

Internet

We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com, which is the number one rated IYP site as of December 31, 2004 in the Dex States as reported by comScore. Additionally, the full roll-out of our SEM product, Dex Web Clicks™, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices

Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon and Norske. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, during the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This may ultimately result in upward pressure on our paper prices.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout this Item 7 where these policies affect our reported and expected financial results.

Revenue Recognition

The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory’s publication date subsequent to its publication in order to better manage customer and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life as a result of a change in publication date of a given directory should not have a significant impact on our results of operations or cash flows.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after June 15, 2005. The statement also requires that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. Based upon the options outstanding as of December 31, 2004, we have determined that the adoption of SFAS No. 123(R) will not have a material impact on our results of operations in 2005.

During December 2004, the FASB issued SFAS No. 152 ‘Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 152 to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-Term Debt

As of December 31, 2004, we had a total outstanding debt balance of $5,727.4 million comprised of $2,443.3 million of variable rate debt drawn under our subsidiaries’ credit facilities, $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries and $1,046.0 million of cash pay and discount notes issued directly by us. Dex Media East’s credit facilities were made up of $474.7 million of a Tranche A term loan maturing in November 2008 and $494.6 million of a Tranche B term loan maturing in May 2009. Dex Media West’s credit facilities were made up of $492.8 million of a Tranche A term loan maturing in September 2009 and $981.2 million of a Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loans, Tranche B term loans and revolving credit facilities approximated fair values.

Dex Media East’s $450.0 million of unsecured senior notes bears a fixed interest rate of 9.875% and matures in November 2009. Dex Media West’s $385.0 million of unsecured senior notes bears a fixed interest rate of 8.5% and matures in August 2010. Dex Media West’s $300.0 million of unsecured senior notes bears a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior notes were $512.4 million, $428.3 million and $298.5 million, respectively, as of December 31, 2004.

Dex Media East’s $341.3 million of unsecured senior subordinated notes bears a fixed interest rate of 12.125% and matures in November 2012. Dex Media West’s $761.8 million of unsecured senior subordinated notes bears a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior subordinated notes were $415.9 million and $878.0 million, respectively, as of December 31, 2004. (Please refer to Note 6 in the consolidated financial statements contained elsewhere in this annual report for details on the required annual principal prepayments on long-term debt).

The $500.0 million cash pay notes and the $546.0 million discount notes issued directly by us all mature in November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Interest will accrue on the discount notes in the form of an increase in the accreted value between the date of the original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the discount notes were $541.3 million and $587.8 million, respectively, as of December 31, 2004.

Interest Rate Risk

As of December 31, 2004, we had no debt outstanding under our subsidiaries’ revolving credit facilities (although approximately $1 million was committed under a stand-by letter of credit), $967.5 million of debt outstanding under our subsidiaries’ Tranche A term loan facilities and $1,475.8 million of debt outstanding under our subsidiaries’ Tranche B term loan facilities. Our subsidiaries’ revolving credit facilities and term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. The Dex Media East interest rate swap agreements, which became effective May 8, 2003, have a current aggregate notional amount of $250.0 million and applicable fixed rates ranging from 3.010% to 4.085%. They will expire in various terms ranging from May 2005 to May 2008. The Dex Media West fixed interest rate swap agreements, which were entered into in October 2004, have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Dex Media West floating interest rate swap agreements, which were entered into in November 2004, have an aggregate notional amount of $300.0 million, with a London Interbank Offering Rate (“LIBOR”) that resets semiannually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expires in November 2011. The notional amount of Dex Media East’s interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings and interest rate swap agreements on January 1, 2004 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate swap agreements, our interest expense for the year ended December 31, 2004 would have increased by $33.5 million, of which $11.3 million would have been related to the changes in the fair value of the swap agreements. We do not intend to use any financial derivative instruments for speculative purposes.

Foreign Currency Exchange Risk

On November 10, 2003, we restructured our credit facilities to replace the Euro-denominated portion of our Tranche B term loan facility with a larger U.S. dollar denominated Tranche B term loan facility. In connection with this restructuring, we eliminated the foreign currency risk exposure in the Tranche B term loan facility and terminated the cross currency swap that had been in place since November 2002. In addition, a one-percent prepayment fee totaling $6.2 million was paid in connection with the restructuring and is included in interest expense. We realized a total, after-tax gain of $3.1 million from this cross-currency swap from its inception through the termination date for the year ended December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2004 and 2003	74
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002	75
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002	76
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002	78
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dex Media, Inc.:

We have audited the accompanying consolidated balance sheets of Dex Media, Inc. and subsidiaries (Successor) as of December 31, 2004 and 2003, and the consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2004 and 2003 and for the period from November 9, 2002 to December 31, 2002 (Successor Period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the Successor Period in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(a) to the consolidated financial statements, effective November 8, 2002, Dex Media, Inc. acquired from Qwest Communications International, Inc. the operations of Qwest Dex Holdings, Inc. and subsidiary in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, and South Dakota (Dex East). As a result of the acquisition, the consolidated financial information of Dex Media, Inc. for the periods after the acquisition are presented on a different cost basis than that of Dex East for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP

Denver, Colorado

March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Qwest Communications International Inc.:

We have audited the accompanying combined statements of operations, changes in owner deficit and comprehensive income and cash flows of the operations of Qwest Dex Holdings, Inc. and subsidiary (Qwest Dex) in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, hereinafter referred to as Dex East (as more fully described in Note 1) for the period from January 1, 2002 to November 8, 2002. These combined financial statements are the responsibility of Qwest Dex’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of Dex East’s operations and its cash flows for the period from January 1, 2002 to November 8, 2002, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 14, 2003

DEX MEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,234	$7,416
Accounts receivable, net	104,232	116,409
Deferred directory costs	291,237	270,626
Current deferred taxes	13,438	9,855
Other current assets	13,102	13,564

Total current assets	431,243	417,870
Property, plant and equipment, net	101,471	77,683
Goodwill	3,081,446	3,089,317
Intangible assets, net	3,033,659	3,446,100
Deferred income taxes	85,149	59,387
Deferred financing costs	142,182	195,346
Other assets	2,815	4,675

Total Assets	$6,877,965	$7,290,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,410	$65,773
Employee compensation	36,432	32,783
Common stock dividend payable	13,528	—
Deferred revenue and customer deposits	207,655	167,754
Accrued interest payable	63,202	72,633
Current portion of long-term debt	189,534	71,023
Other accrued liabilities	18,563	16,245

Total current liabilities	577,324	426,211
Long-term debt	5,537,848	6,026,411
Post-retirement and other post-employment benefit obligations	81,095	69,381
Other liabilities	1,163	7,603

Total Liabilities	6,197,430	6,529,606

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Series A Junior Participating Preferred Stock, $0.01 par value, 200,000 shares authorized at December 31, 2004	—	—
Series A Preferred Stock, $.01 par value, 250 million shares authorized, $175.3 million of total liquidation preference at December 31, 2003: 323,812 shares issued and outstanding at December 31, 2003	—	3
Common stock, $.01 par value, 700 million shares authorized, 150,281,662 and 129,525,570 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,503	1,295
Additional paid-in capital	833,736	866,640
Accumulated deficit	(153,916)	(103,140)
Accumulated other comprehensive loss	(788)	(4,026)

Total Stockholders’ Equity	680,535	760,772

Total Liabilities and Stockholders’ Equity	$6,877,965	$7,290,378

See accompanying notes to consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Company			Predecessor
	Year Ended December 31,		Period from November 9 to December 31, 2002	Period from January 1 to November 8, 2002
	2004	2003
Revenue	$1,602,121	$882,772	$58,097	$589,896
Operating Expenses:
Cost of revenue	485,505	265,333	19,906	177,360
General and administrative expense	187,849	114,426	18,573	34,231
Bad debt expense	43,717	32,054	1,929	15,375
Termination of annual advisory fees	20,000	—	—	—
Depreciation and amortization expense	30,781	15,360	1,459	9,258
Amortization of intangibles	412,441	290,060	31,840	—

Total operating expenses	1,180,293	717,233	73,707	236,224

Operating income (loss)	421,828	165,539	(15,610)	353,672
Other (income) expense:
Interest income	(1,459)	(1,380)	(71)	(721)
Interest expense	505,470	277,626	27,866	10,979
Interest expense, affiliate	—	—	—	76,186
Other expense, net	65	12,058	3,578	3,506

(Loss) income before income taxes	(82,248)	(122,765)	(46,983)	263,722
Income tax (benefit) provision	(31,472)	(47,729)	(18,879)	106,629

Net (loss) income	$(50,776)	$(75,036)	$(28,104)	$157,093

Basic and diluted loss per common share	$(0.39)	$(1.09)	$(0.55)

See accompanying notes to consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company			Predecessor
	Year Ended December 31,		Period from November 9 to December 31, 2002	Period from January 1 to November 8, 2002
	2004	2003
Operating activities:
Net (loss) income	$(50,776)	$(75,036)	$(28,104)	$157,093
Adjustments to net (loss) income:
Bad debt expense	43,717	32,054	1,929	15,375
Depreciation and amortization expense	30,781	15,360	1,459	9,258
Amortization of intangibles	412,441	290,060	31,840	—
Accretion on discount notes	42,251	3,139	—	—
Stock option expense	1,301	—	—	—
Realized gain on foreign currency derivative instrument	—	(3,875)	(1,348)	—
Realized loss on translation of foreign currency debt	—	3,908	2,130	—
Amortization of deferred financing costs	63,479	24,285	1,843	2,300
Loss on disposition of assets	32	—	—	3,539
Deferred tax benefit	(31,472)	(47,729)	(18,879)	(25,484)
Contributions from Qwest in lieu of income taxes	—	—	—	103,600
Changes in operating assets and liabilities:
Accounts receivable	(31,540)	(11,902)	(6,334)	(1,831)
Deferred directory costs	(20,610)	(34,974)	(29,595)	20,079
Other current assets	(1,736)	(2,547)	6,304	(6,419)
Other long-term assets	1,894	(1,119)	2,000	—
Accounts payable and other liabilities	(8,746)	29,810	27,209	(2,972)
Accrued interest	(10,618)	48,885	24,760	—
Other long-term liabilities	(588)	—	—	—
Deferred revenue and customer deposits	39,901	104,657	61,420	(21,280)
Employee benefit plan obligations and other, net	11,714	5,409	748	(12,390)

Cash provided by operating activities	491,425	380,385	77,382	240,868

Investing activities:
Expenditures for property, plant and equipment	(14,360)	(9,107)	(1,372)	(12,700)
Capitalized software development costs	(40,231)	(31,441)	(2,141)	(667)
Acquisition of Dex West	7,871	(4,290,104)	—	—
Payment of acquisition expenses	—	(54,391)	(44,155)	—
Acquisition of Dex East	—	(778)	(2,754,000)	—
Proceeds from disposition of investment	—	17,190	—	—
Escrow deposits	—	(2,000)	(2,000)	—
Escrow funds released	—	4,000	—	—

Cash used for investing activities	(46,720)	(4,366,631)	(2,803,668)	(13,367)

See accompanying notes to consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(continued)

	Company			Predecessor
	Year Ended December 31,		Period from November 9 to December 31, 2002	Period from January 1 to November 8, 2002
	2004	2003
Financing activities:
Proceeds from borrowings on revolving credit facilities	61,000	9,000	—	—
Repayments of borrowings on revolving credit facilities	(61,000)	(9,000)	—	—
Proceeds from issuance of long-term debt	550,476	4,288,181	2,255,000	329,847
Payments on long-term debt	(962,532)	(405,135)	(50,000)	—
Cash received on foreign currency swap settlement	—	4,538	—	—
Issuance of preferred stock	62	192,400	131,000	—
Redemption of preferred stock	(125,684)	—	—	—
Issuance of common stock	375,256	769,600	524,000	—
Common stock offering costs	(21,214)	—	—	—
Exercise of employee stock options	4,426	—	—	—
Payment of deferred financing costs	(10,359)	(125,386)	(96,088)	(24,200)
Distributions to stockholders	(248,148)	(741,865)	—	—
Preferred dividends paid	(5,170)	(8,316)	—	—
Payment of debt commitment fees	—	(17,981)	—	—
Repayments of short-term borrowings from affiliates	—	—	—	(497,902)

Cash (used for) provided by financing activities	(442,887)	3,956,036	2,763,912	(192,255)

Cash and cash equivalents:
Increase (decrease)	1,818	(30,210)	37,626	35,246
Beginning balance	7,416	37,626	—	54,825

Ending balance	$9,234	$7,416	$37,626	$90,071

Non-cash investing and financing activities:
Contribution of LCI	—	—	—	$19,747
Contribution of software assets	—	—	—	3,752
Distribution of land and buildings	—	—	—	(9,915)

See accompanying notes to consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity	Compre- hensive Loss
Company	Shares	Amount	Shares	Amount
(Dollars in thousands)
Balance, November 9, 2002	—	$—	—	$—	$—	$—	$—	$—
Issuance of preferred stock	131,000	1			130,999			131,000
Issuance of common stock			52,400,000	524	523,476			524,000
Net loss						(28,104)		(28,104)	$(28,104)
Other comprehensive loss							(3,517)	(3,517)	(3,517)

Comprehensive loss									$(31,621)

Balance, December 31, 2002	131,000	1	52,400,000	524	654,475	(28,104)	(3,517)	623,379
Issuance of preferred stock	192,812	2			192,621			192,623
Issuance of common stock			77,125,570	771	769,725			770,496
Distribution to stockholder					(741,865)			(741,865)
Preferred dividends declared and paid					(8,316)			(8,316)
Net loss						(75,036)		(75,036)	$(75,036)
Other comprehensive loss							(509)	(509)	(509)

Comprehensive loss									$(75,545)

Balance, December 31, 2003	323,812	3	129,525,570	1,295	866,640	(103,140)	(4,026)	760,772
Stock based compensation expense					1,301			1,301
Common stock option exercise			953,350	10	4,416			4,426
Issuance of preferred stock	158	—			62			62
Issuance of common stock related to the IPO			19,736,842	197	374,803			375,000
Management purchase of common stock			65,900	1	255			256
Common stock offering costs					(21,214)			(21,214)
Common stock dividends declared					(13,528)			(13,528)
Preferred stock redemption	(323,970)	(3)			(125,681)			(125,684)
Distribution to owners					(248,148)			(248,148)
Preferred dividends declared and paid					(5,170)			(5,170)
Net loss						(50,776)		(50,776)	$(50,776)
Other comprehensive income							3,238	3,238	3,238

Comprehensive loss									$(47,538)

Balance, December 31, 2004	—	$—	150,281,662	$1,503	$833,736	$(153,916)	$(788)	$680,535

Predecessor	Total Owner Deficit	Comprehensive Income
(Dollars in thousands)
Balance, December 31, 2001	$(1,250,187)
Net income	157,093	$157,093

Contribution from Qwest in lieu of taxes	103,600
Net non-cash capital contribution from Qwest	13,584

Balance, November 8, 2002	$(975,910)

See accompanying notes to consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

(a) The Company

Dex Media, Inc. (“Dex Media” or the “Company”) is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively the “Dex East States”). Dex Media West operates the directory business in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”).

The directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media and Qwest Dex. Dex Holdings and Dex Media were formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together the “Sponsors”). Dex Holdings was dissolved effective January 1, 2005.

In the first phase of the purchase consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States (“Dex East” or the “Predecessor”) to the Company. In the second phase of the purchase consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States (“Dex West”) to the Company.

(b) Operations

The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex East States and the Dex West States (together, the “Dex States”). As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex States through third-party vendors. The Company operates as a single segment.

(c) Dex Media’s Initial Public Offering

Effective July 21, 2004, the Company consummated its initial public offering of common stock (the “IPO”). The Company issued 19,736,842 shares of common stock at an IPO price of $19.00 per share for net proceeds of $354.0 million. A portion of the net proceeds was used to redeem all of the Company’s outstanding 5% Series A Preferred Stock, including accrued and unpaid dividends, for $128.5 million and to pay fees and expenses related to the IPO. On August 26, 2004, the remainder of net proceeds related to the IPO was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the IPO, the Company paid $10.0 million to each of the Sponsors to eliminate the $4.0 million aggregate annual advisory fees payable under Dex Media East’s and Dex Media West’s management consulting agreements. Immediately prior to the IPO the Company effected a 10-for-1 common stock split. The share and per share data for all periods subsequent to November 8, 2002 have been adjusted to reflect the effects of the stock split.

(d) Predecessor Business

The combined financial statements of the acquired business in the Dex East States prior to the November 8, 2002 acquisition date represent, a component of Qwest Dex and include the operating activities of Qwest Dex for

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Dex East States. Pursuant to generally accepted accounting principles (“GAAP”), Dex East is considered to be the predecessor to Dex Media. Dex West represents a component of Qwest Dex and includes the operating activities of Qwest Dex for the Dex West States. Therefore, periods prior to September 9, 2003 do not include the operations of Qwest Dex in the Dex West States. Dex East and Dex West are not separate legal entities but represent the business of Qwest Dex in or attributable to the Dex East States and the Dex West States, respectively.

2. Basis of Presentation

(a) The Company

The accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2004 and 2003 and for the period from November 9 to December 31, 2002 reflect the consolidated financial position, results of operations and cash flows of the Company, which includes its wholly-owned subsidiaries, from the date of the Dex East Acquisition for Dex Media East and from the date of the Dex West Acquisition for Dex Media West, respectively. The historical financial statements of the Predecessor are included in the accompanying consolidated financial statements, including the statements of operations, cash flows and owner’s deficit for the period from January 1, 2002 to November 8, 2002 (collectively, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Dex East Acquisition and the Dex West Acquisitions (together, the “Acquisitions”). As such, the consolidated financial statements of the Company after the Acquisitions are not comparable to the Predecessor Financial Statements prior to the Acquisitions.

(b) The Predecessor

The Predecessor Financial Statements include the activities of Qwest Dex for business conducted in the Dex East States. To prepare these financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West and believed such specific identifications, assignments or apportionments were reasonable. However, because of Dex East’s relationship with Qwest Dex as well as Qwest and its other affiliates, the revenue and expenses are not necessarily indicative of what they would have been had Dex East operated without the shared resources of Qwest and its affiliates. Accordingly, these Predecessor Financial Statements are not necessarily indicative of future results of operations.

3. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements of the Company include the results of operations, financial position, and cash flows of Dex Media and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Revenue Recognition

The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.

The Company and formerly its Predecessor publish white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such extensions did not have a significant impact on the Company’s results of operations for the years ended December 31, 2004 and 2003 or for the period from November 9 to December 31, 2002. For the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002, the Company published 269, 182 and 20 directories, respectively. For the period from January 1 to November 8, 2002, the Predecessor published 130 directories.

The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions”. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.

(d) Cost of Revenue

The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period.

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives which act as the Company’s channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e) Deferred Revenue

Deferred revenue represents amounts billed and advance payments received from customers that have not yet been recognized as revenue.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Deferred Directory Costs

Deferred directory costs represent costs incurred in the production of directories prior to publication and incurred costs for directories that have been delivered that have not yet been recognized as cost of revenue. Deferred directory costs are amortized ratably to cost of revenue over the life of each directory beginning in the month of delivery.

(g) Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expenses of $38.9 million, $19.9 million and $1.3 million are included in general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002, respectively. Advertising costs of $2.4 million are included in general and administrative expense in the Predecessor’s combined statement of operations for the period from January 1 to November 8, 2002.

(h) Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents.

(i) Accounts Receivable

The Company has a billing and collection agreement with Qwest LEC. Under that agreement, certain receivables are billed and collected by Qwest LEC on behalf of the Company for customers common between the Company and Qwest LEC within the Dex States. Qwest LEC purchases these accounts receivable from the Company on a full recourse basis, and as such, the Company continues to include its portion of any related bad debt reserves in its consolidated balance sheets.

The Company reports its accounts receivable at the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for Company billed local trade receivables is estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables are charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges are recorded as a reduction of bad debt expense.

For accounts receivable purchased by Qwest LEC, the Company uses a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the allowance for doubtful accounts. When a receivable is deemed to be uncollectible, the Company reduces its receivable against the allowance for doubtful accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts are recorded as a reduction of bad debt expense.

The Company charges a percentage finance charge on certain past due trade receivables. For local accounts receivables, the Company does not recognize finance charges until the cash is collected from the customer. For national accounts receivable, the Company recognizes finance charges when billed. At December 31, 2004, $3.2 million of national accounts receivable past due 90 days or more were accruing finance charges.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a breakdown of accounts receivable balances as of December 31, (in thousands):

	2004	2003
Trade accounts receivable	$114,547	$117,192
Amounts due from Qwest related to purchased accounts receivable	13,686	7,941
Amounts due from Qwest and its affiliates	—	10,683
Other accounts receivable	1,132	1,119
Less: allowance for doubtful accounts	(25,133)	(20,526)

Accounts receivable, net	$104,232	$116,409

	Balance at Beginning of Period	Costs and Expenses	Other(1)	Deductions(2)	Balance at End of Period
Allowance for doubtful accounts (in thousands):
Predecessor:
Period from January 1, 2002 to November 8, 2002	$7,828	$15,375		$(14,852)	$8,351

Successor:
Period from November 8, 2002 to December 31, 2002	$8,351	$1,929		$(2,267)	$8,013
Year ended December 31, 2003	8,013	32,054	$13,462	(33,003)	20,526
Year ended December 31, 2004	20,526	43,717		(39,110)	25,133

(1)	Represents the acquired allowance for doubtful accounts related to the Dex West Acquisition on September 9, 2003.
(2)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

(j) Property, Plant and Equipment

Assets acquired as part of the acquisitions of Dex East and Dex West (the “Acquisitions”) were recorded at fair value as of the acquisition dates and are amortized over their remaining useful life. For assets purchased after the Acquisitions, property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in other (income) expense.

(k) Computer Software

Internally used software, whether purchased or internally developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to seven years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that those modifications enable the software to perform tasks that it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred. Gross computer software costs of $97.1

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $32.4 million as of December 31, 2004 and 2003, respectively, are included in property, plant and equipment. Amortization of capitalized computer software costs totaled $20.1 million, $9.3 million, $0.7 million and $3.1 million for the years ended December 31, 2004 and 2003, the period from November 9 to December 31, 2002 and the period from January 1 to November 8, 2002, respectively.

(l) Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from six to ten years. Amortization of these costs and a proportionate amount of unamortized costs related to debt prepayments are charged to interest expense in the accompanying consolidated statements of operations. The carrying values of deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 were $142.2 million and $195.3 million, respectively.

(m) Identifiable Intangibles and Long-Lived Assets

The impairment of identifiable intangibles and long-lived assets is assessed whenever events or changes in circumstances indicate that their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying value of the asset, the asset is written down to its estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

(n) Goodwill and Intangible Assets

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and identifiable intangible assets and liabilities acquired from Qwest Dex on November 8, 2002, the date of the acquisition of Dex East, and on September 9, 2003, the date of the acquisition of Dex West. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Intangible assets acquired include trademarks, customer relationships, non-compete/publishing agreements and an advertising agreement. The acquired Dex trademark is a perpetual asset and not subject to amortization. Annual amortization for customer relationships is calculated using a declining method in relation to the estimated retention periods of the acquired customers. Other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from four to forty years.

The Company’s policy is to evaluate the carrying value of goodwill and identified intangibles not subject to amortization at the end of the third quarter of each fiscal year. Under SFAS No. 142, impairment of goodwill and indefinite-lived intangibles may exist if the carrying value of the reporting unit to which they are allocated exceeds the fair value of the reporting unit. The Company has two reporting units, being Dex Media East and Dex Media West, and therefore compares the carrying value of each reporting unit to the fair value of each respective reporting unit. The fair value of Dex Media East and Dex Media West is estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 144, the Company assesses its intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company evaluates at least annually the assumptions utilized by the independent specialist at the time of the Acquisitions to determine the initial value and useful life of the intangible assets to determine if any events or changes in circumstances have occurred that might have caused the intangible assets to be impaired.

If a triggering event has occurred, the Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

As of December 31, 2004, the Company does not believe any impairment of goodwill or other identified intangible assets has occurred.

(o) Stock-Based Compensation

Company

The Company accounts for the Stock Option Plan of Dex Media, Inc., (the “2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”) as more fully discussed in Note 9(f), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both which are prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (in thousands, except per share data):

	For the Year Ended December 31,		For the Period from November 9 to December 31, 2002
	2004	2003
Net Loss
As reported	$(50,776)	$(75,036)	$(28,104)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	763	—	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(1,369)	(256)	(19)

Pro forma	$(51,382)	$(75,292)	$(28,123)

Basic and diluted loss per common share
As reported	$(0.39)	$(1.09)	$(0.55)
Pro forma	(0.40)	(1.10)	(0.56)

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of the Predecessor would have been as follows (in thousands):

For the period from January 1 to November 8, 2002
Net Income
As reported	$157,093
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(388)

Pro forma	$156,705

(p) Derivative Instruments and Hedging Activities

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 138 and 149 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is executed, the Company may designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash-flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent changes in the fair value are reported in earnings as a component of interest expense.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per common share in accordance with SFAS No. 128, “Earning per Share.” Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the effect, if dilutive, of the assumed exercise of outstanding stock options (see Note 9(d)) and the assumed conversion of Series A Preferred Stock into common stock through the date of its redemption (see Note 9(a)).

(r) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. In addition to net income (loss), comprehensive income (loss) includes all changes in net assets during a period, except those resulting from equity contributions and distributions.

(s) Income Tax Provision

The Company files a consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(t) Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The carrying value of the Company’s variable-rate long-term debt approximates fair value because the related interest rates reset to current market interest rates on a short-term basis. The fair value of the Company’s fixed-rate long-term debt is estimated by the current market price as provided by a third party investment bank as of December 31, 2004.

(u) Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(v) Predecessor Financial Statements

In order to divide the Qwest Dex consolidated financial statements between Dex East and Dex West, it was necessary for Qwest Dex management to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate and as discussed in further detail below. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on a revenue and/or cost causative relationship

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the account balance being apportioned. The following is a more detailed description of the primary bases for these assignments and apportionments of Qwest Dex accounts between Dex East and Dex West.

Statements of operations:

Revenue—(i) specifically identified by state and by directory and (ii) for other revenue that was not state-specific, amounts were apportioned based upon the relative percentage of Qwest Dex’s directory services revenue for the respective periods presented.

Cost of revenue—specifically identified by state and by directory.

Bad debt expense—specifically identified based on customer specific information and association with a specific state or directory.

General and administrative—apportioned primarily based on relative cost of revenue.

Depreciation and amortization expense—computed using historical depreciation rates applied to property, plant and equipment balances.

Interest income—apportioned based upon relative cash and cash equivalents.

Interest expense and interest expense, affiliate—computed using historical interest rates and average apportioned outstanding short-term borrowings from affiliate balances.

Other expense (income)—apportioned based upon relative EBITDA (for gains and losses on investments) and relative property, plant and equipment balances (for losses on sales of equipment) for the appropriate periods.

Provision for income taxes—specifically determined using the overall effective tax rate considering the states included in each stated geographic area for each period.

All significant intercompany amounts and transactions have been eliminated.

(w) New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after June 15, 2005. The statement also requires that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation expense be recognized in earnings for periods beginning after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. Based upon the options outstanding as of December 31, 2004, the Company has determined that the adoption of SFAS No. 123(R) will not have a material impact on the Company’s results of operations in 2005.

During December 2004, the FASB issued SFAS No. 152 ‘Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. The company does not expect the adoption of SFAS No. 152 to have a material impact on the Company’s financial statements.

4. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of December 31, (dollars in thousands):

	Estimated lives	2004	2003
Computers and equipment	3-7 years	$30,092	$22,542
Leasehold improvements	5 years	5,831	4,877
Capitalized software	18 months-7 years	97,108	32,374
Furniture and fixtures	7 years	2,375	3,834
Construction in progress	N/A	12,998	30,218

Gross property, plant and equipment		148,404	93,845
Less: accumulated depreciation and amortization		(46,933)	(16,162)

Net property, plant and equipment		$101,471	$77,683

Depreciation and amortization expense (excluding amortization of definite-lived intangibles) for the years ended December 31, 2004 and 2003, the period from November 9 to December 31, 2002 and the period from January 1 to November 8, 2002 was $30.8 million, $15.4 million, $1.5 million and $9.3 million, respectively.

Included in computers and equipment above is $1.0 million net book value of equipment obtained under capital lease agreements. The following are the future minimum lease payments required under these capital leases (in thousands):

2005	$830
2006	437
2007	26

Total lease obligation	1,293
Less: interest	(89)
Less: executory costs	(414)

Capital lease obligation	790
Less: current portion	(552)

Long-term capital lease obligation	$238

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimates of the fair value of the tangible assets and liabilities of Dex East related to the Dex East Acquisition was approximately $2,681.7 million ($890.7 million of goodwill and $1,791.0 million of identifiable intangible assets). The excess purchase price paid by the Company over its estimates of the fair value of the tangible assets and liabilities of Dex West related to the Dex West Acquisition was $4,167.7 million ($2,190.7 million of goodwill and $1,977.0 million of identifiable intangible assets). In order to determine an estimate of the fair value of identifiable intangible assets, the Company utilized an independent valuation specialist to assist in determining the amount at which an asset could be bought or sold between willing parties, other than in a forced liquidation sale. In its analysis, the specialist relied primarily on the market approach, whereby transactions in which similar assets are bought or sold are identified.

During the year ended December 31, 2004 goodwill was decreased by the following purchase accounting adjustments (in thousands):

Balance at December 31, 2003	$3,089,317
Working capital adjustment related to Dex West Acquisition	(7,871)

Balance at December 31, 2004	$3,081,446

The initial purchase price and fair value estimates recorded upon the September 9, 2003 Dex West Acquisition were adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the Dex West Purchase Agreement.

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2004, goodwill was determined not to be impaired at September 30, 2004. No events have occurred since the date of the Company’s evaluation that would indicate the Company’s goodwill and indefinite-lived intangible asset may be impaired as of December 31, 2004.

Intangible assets (other than goodwill), net of amortization, totaled $3,033.7 million and $3,446.1 million at December 31, 2004 and 2003, respectively. The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Life
Intangible Assets
Customer relationships—local	$1,787,000	(542,968)	1,244,032	20 years	(1)
Customer relationships—national	493,000	(110,722)	382,278	25 years	(1)
Non-compete/publishing agreements	610,000	(25,488)	584,512	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(49,480)	83,520	4-5 years
Advertising agreement	49,000	(5,683)	43,317	14-15 years

Totals	$3,768,000	$(734,341)	$3,033,659

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Life
Intangible Assets
Customer relationships—local	$1,787,000	$(240,691)	$1,546,309	20 years	(1)
Customer relationships—national	493,000	(48,433)	444,567	25 years	(1)
Non-compete/publishing agreements	610,000	(10,050)	599,950	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(20,404)	112,596	4-5 years
Advertising agreement	49,000	(2,322)	46,678	14-15 years

Totals	$3,768,000	$(321,900)	$3,446,100

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. Useful lives for non-compete/publishing agreements, the Qwest Dex Trademark agreement, and advertising agreements are based upon the remaining life of the related agreements.

Amortization expense for amortizing intangible assets for the years ended December 31, 2004 and 2003 and for the period from November 9 to December 31, 2002 were $412.4 million, $290.1 million and $31.8 million, respectively. Estimated amortization expense for the next five years and thereafter is (in thousands):

2005	$345,701
2006	291,400
2007	243,341
2008	182,035
2009	152,599
Thereafter	1,122,583

$2,337,659

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2004	2003
Dex Media East Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 1.75% (weighted average rate of 4.14% at December 31, 2004), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in November 2008. The notes are secured by substantially all of Dex Media East’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	$474,654	$585,288

Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average rate of 4.02% at December 31, 2004), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in May 2009. The notes are secured by substantially all of Dex Media East’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	494,630	580,825

Dex Media West Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.0% (weighted average of 4.43% at December 31, 2004), interest payable at various intervals based on interest rate periods, and principal payable quarterly beginning on June 30, 2005, maturing in September 2009. The notes are secured by substantially all of Dex Media West’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	492,848	905,778

Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.17% at December 31, 2004), interest payable at various intervals based on interest rate periods, and principal payable quarterly beginning on June 30, 2005, maturing in March 2010. The notes are secured by substantially all of Dex Media West’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	981,152	1,132,222

Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, bearing interest at 9.875%, interest payable semi-annually (May and November), principal due in November 2009. At December 31, 2004, the fair value of the notes was $512.4 million.	450,000	450,000

Unsecured senior subordinated notes payable, bearing interest at 12.125%, interest payable semi-annually (May and November), principal due in November 2012. At December 31, 2004, the fair value of the notes was $415.9 million.	341,250	525,000

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
Dex Media West Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, bearing interest at 8.5%, interest payable semi-annually (February and August), principal due in August 2010. At December 31, 2004 the fair value of the notes was $428.3 million.	385,000	385,000

Unsecured senior notes payable, bearing interest at 5.875%, interest payable semiannually (May and November), principal due in November 2011. At December 31, 2004, the fair value of the notes was $298.5 million.	300,000	—

Unsecured senior subordinated notes payable, bearing interest at 9.875%, interest payable semi-annually (February and August), principal due in August 2013. At December 31, 2004, the fair value of the notes was $878.0 million.	761,800	780,000

Dex Media Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, bearing interest at 8%, interest payable semi-annually (May and November), principal due in November 2013. At December 31, 2004, the fair value of the notes was $541.3 million.	500,000	500,000

Unsecured senior discount notes payable, prior to November 2008, interest accrues at the rate of 9% per annum in the form of an increase in the initial accreted value of approximately $643 per $1,000 principal amount at maturity of the notes. Thereafter, cash interest on the discount notes will accrue and be payable at the rate of 9% per annum semi-annually (May and November), principal due in November 2013. At December 31, 2004, the fair value of the notes was $587.8 million.	546,048	253,321

	5,727,382	6,097,434
Less: current portion of long-term debt	(189,534)	(71,023)

	$5,537,848	$6,026,411

At December 31, 2004 the aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2005	$189,534
2006	264,014
2007	291,738
2008	531,499
2009	1,401,823
Thereafter	3,048,774

$5,727,382

Dex Media East Long-Term Debt:

In connection with the Dex East Acquisition, Dex Media East entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $530.0 million six year term loan (Tranche A), (iii) a $660.7 million six and a half year term loan (Tranche B), and (iv) a $39.0 million six and a

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

half year term loan payable in Euros (Tranche B-Euros). The entire proceeds from the Tranche A, Tranche B, and Tranche B-Euros term loans, along with $50.0 million of the revolving credit facility were used to consummate the Dex East Acquisition. The $50.0 million from the revolving credit facility was repaid in December 2002.

In conjunction with the consummation of the Dex West Acquisition on September 9, 2003, Dex Media East borrowed $160.0 million under the delayed draw provision of its Tranche A term loan.

Effective October 31, 2003, Dex Media East amended and restated its credit agreement for the Tranche A, Tranche B, and Tranche B-Euros term loans. In connection with the amendment and restatement, the Tranche B and Tranche B-Euros term loans were refinanced on November 10, 2003 with proceeds of a new Tranche B term loan. In addition, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan were reduced. A one-percent prepayment fee totaling $6.2 million was paid in conjunction with the refinancing and is included in interest expense.

In connection with the July 2004 amendment and restatement of the Company’s credit agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced further. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The reductions have been effective since June 11, 2004.

As discussed in Note 1(c), a portion of the net proceeds from the IPO was used to redeem $183.8 million of the Company’s senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest.

On November 24, 2004, Dex Media East amended its credit facilities to, among other things, allow for the repricing of the Tranche B term loans on more favorable terms to Dex Media East.

Interest rate periods under the bank facility can, at the option of Dex Media East, be for various maturities, ranging from overnight up to six months, and are subject to interest rate options. Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow Dex Media East to choose, each time floating interest rates are reset, a LIBOR-based rate or an Alternative Base Rate (“ABR”) which shall be the higher of the prime rate or Federal Funds plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings is 1.75% for Tranche A term loans and for Tranche B term loans. The corresponding spreads on ABR borrowings is 0.75% for Tranche A term loans and for Tranche B term loans. Dex Media East is required to pay an annual revolving facility commitment fee of 0.375% (reduced from 0.5% when the credit facility was amended on June 11, 2004), payable quarterly, on the unused portion of the revolving facility. Dex Media East expects to use the revolving facility for general corporate purposes. As of December 31, 2004, there were no borrowings under the revolving facility (although approximately $1 million was committed under a standby letter of credit). The interest rates on Tranche A term loan and revolving facility may be reduced depending on certain financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swap (as more fully discussed in Note 7) of $174.4 million and $182.9 million for the years ended December 31, 2004 and 2003, respectively. The Company paid interest and fees on the bank facility of $0.6 million in the period from November 9 to December 31, 2002.

Dex Media East entered into interest rate swaps, an interest rate cap and a foreign currency hedging transaction to mitigate the interest rate and foreign currency exchange rate risk related to the credit facilities mentioned above. Refer to Note 7 for disclosure on these transactions.

The credit agreement related to the revolving credit facility and term loan facilities and the indentures related to Dex Media East’s senior notes and senior subordinated notes contain various provisions that limit

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2004, Dex Media East was in compliance with these covenants.

The obligations under Dex Media East’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media East, Inc., Dex Media Finance Co. and Dex Media International, Inc. (“East Credit Guarantors”). The East Credit Guarantors shall be responsible for repaying these obligations in the event that Dex Media East fails to perform under these facilities although the East Credit Guarantors had no independent assets or operations as of December 31, 2004.

The obligations under Dex Media East’s senior notes and senior subordinated notes are guaranteed by Dex Media International, Inc. Dex Media East has a principal obligation of $791.3 million for these notes, for which Dex Media International, Inc. shall be responsible for repaying in the event that Dex Media East and Dex Media East Finance Co., co-issuer of the senior notes and senior subordinated notes, fail to perform under these notes although the co-issuer had no independent assets or operations as of December 31, 2004.

Dex Media East registered its senior notes and subordinated senior notes with the Securities and Exchange Commission (“SEC”) through an exchange offer completed on May 6, 2003.

Dex Media West Long-Term Debt:

In connection with the Dex West Acquisition, Dex Media West entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $960.0 million six year term loan (Tranche A), and (iii) a $1,200.0 million six and a half year term loan (Tranche B). The entire proceeds from the Tranche A and Tranche B term loans along with $53.0 million from the revolving credit facility were used to finance the Dex West Acquisition. The $53.0 million from the revolving credit facility was repaid in September 2003.

Interest rate periods under the bank facility can, at the option of Dex Media West, be for various maturities, ranging from overnight up to six months, and are subject to interest rate options. Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow Dex Media West to choose, each time floating interest rates are reset, a LIBOR-based rate or an Alternative Base Rate (“ABR”) which shall be the higher of the prime rate or Federal Funds rate plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings are 2.0% for Tranche A term loan and the revolving credit facility and 1.75% for Tranche B term loan. The current spreads on ABR borrowings are 1.0% for Tranche A term loan and the revolving credit facility and 0.75% for Tranche B term loan. Dex Media West is required to pay an annual revolving facility commitment fee of 0.375% (reduced from 0.5% when the credit facility was amended on June 11, 2004), payable quarterly, on the unused portion of the revolving credit facility. Dex Media West expects to use the facility for general corporate purposes. As of December 31, 2004, there were no borrowings under the revolving credit facility. The interest rates on the Tranche A term loan and the revolving facility may be reduced depending on certain financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swaps (as more fully discussed in Note 7) of $192.1 million for year ended December 31, 2004. The Company paid interest and fees on the bank facility of $14.3 million for period from September 10 to December 31, 2003.

In connection with the amendment and restatement of our Credit Agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The reductions have been effective since June 11, 2004.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1(c), a portion of the net proceeds from the IPO was used to redeem $18.2 million of the Company’s senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest.

On November 24, 2004, Dex Media West amended its credit facilities to, among other things, allow for a repricing of its Tranche B term loans on terms more favorable to Dex Media West. In connection with the repricing, Dex Media West and Dex Media West Finance Co. issued $300.0 million 5 7/8% senior notes due 2011. Dex Media West used the gross proceeds of the offering to repay a portion of its Tranche A term loans under its credit facilities.

Dex Media West entered into fixed interest rate swaps to mitigate the interest rate risk related to the credit facilities mentioned above. Refer to Note 7 for disclosure on these transactions.

The obligations under Dex Media West’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media West, Inc. and Dex Media West Finance Co. (“West Credit Guarantors”). Dex Media West and these entities are all under the common control of Dex Media. The West Credit Guarantors shall be responsible for repaying these obligations in the event that Dex Media West fails to perform under these facilities, although the West Credit Guarantors had no independent assets or operations as of December 31, 2004.

Dex Media West and Dex Media West Finance Co. (“West Co-Issuer”) have issued $1,465.0 million of senior notes and senior subordinated notes, of which $1,446.8 million of principle is outstanding at December 31, 2004. The co-issuer of the senior notes and senior subordinated notes shall be responsible for repaying in the event Dex Media West fails to perform under these notes, although the co-issuer had no independent assets or operations as of December 31, 2004.

The credit agreement related to Dex Media West’s revolving credit facility and term loan facilities and the indentures related to Dex Media West’s senior notes and senior subordinated notes contain various provisions that limit additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2004, Dex Media West was in compliance with these covenants.

Dex Media West registered its 8.5% senior notes and 9.875% subordinated senior notes with the SEC through an exchange offer completed on June 20, 2004. Dex Media West registered its 5.875% senior notes with the SEC through an exchange offer completed on March 8, 2005.

Dex Media Long-Term Debt:

Dex Media has no operations of its own and derives all of its cash flow and liquidity from its two principal operating subsidiaries, Dex Media East and Dex Media West. The Company therefore depends on distributions from Dex Media East and Dex Media West to meet its debt service obligations, including the interest and principal on the senior notes. Dex Media has a principal obligation of $1,046.0 million for these notes at December 31, 2004. Since the obligations under Dex Media’s senior notes are not guaranteed by the Company’s subsidiaries, these notes are effectively subordinated to the prior payment of all obligations (including trade payables) of the subsidiaries. The Company paid interest on the senior notes of $40.6 million for the year ended December 31, 2004.

Dex Media registered its senior notes and senior subordinated discount notes with the SEC through an exchange offer completed September 17, 2004.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, the Company entered into fixed interest rate swap agreements and an interest rate cap agreement to manage fluctuations in cash flows resulting from adverse changes in interest rates on variable rate debt. The fixed interest rate swaps effectively change the variable-rate cash flow exposure on the debt obligations, to the extent of the notional amounts of the swaps, to fixed cash flows. Under the terms of the fixed interest rate swaps, the Company receives fluctuating interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate interest payments. The purpose of the interest rate cap agreement is to limit interest payments resulting from materially adverse changes in interest rates made to the extent of the notional amount of the cap agreement.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. The Company maintains a risk management model to monitor interest rate cash flow risk attributable to both the Company’s outstanding debt obligations as well as the Company’s offsetting hedge positions. The risk management model involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on Dex Media East’s term loan facilities. During November 2004, an interest rate swap with a notional amount of $120.0 million and an applicable fixed rate of 2.354% expired. As of December 31, 2004, the interest rate swap agreements have an aggregate notional amount of $250.0 million, applicable fixed rates ranging from 3.01% to 4.085% and expire in various terms ranging from May 2005 to May 2008.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with Dex Media East’s variable-rate, term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the years ended December 31, 2004 and 2003, the Company reclassified $6.2 million and $4.6 million of hedging losses into earnings, respectively. Due to the forward starting dates of Dex Media East’s interest rate related derivative instruments, the Company did not reclassify any amounts for the period from November 9 to December 31, 2002. For the year ended December 31, 2004, the Company had $3.2 million of unrealized gains, net of tax included in other comprehensive income. For the year ended December 31, 2003 and for the period from November 9 to December 31, 2002, the Company had $0.5

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $3.5 million, respectively, of unrealized losses, net of tax included in other comprehensive income. The Company had $0.8 million and $4.0 million of unrealized losses, net of tax, included in AOCI as of December 31, 2004 and 2003.

As of December 31, 2004, $0.3 million of deferred losses, net of tax, on derivative instruments recorded in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.

Management believes that it is prudent to strike a balance between the interest rate risk and the level of interest expense. To meet this objective, management entered into six floating interest rate swap agreements in November 2004. Under the terms of the floating interest rate swaps, Dex Media West receives fixed interest payments that match the interest obligations of the 5 7/8% notes issued in November 2004 and makes floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps have an aggregate notional amount of $300.0 million, floating rate LIBOR that resets semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expire in November 2011. The Company has not designated these interest rate swap agreements as hedged instruments and therefore, reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the year ended December 31, 2004, the company recorded a loss of $2.3 million which is included in interest expense. The Company does not speculate using derivative instruments.

In October 2004, Dex Media West entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on Dex Media West term loans facilities. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expired in October 2006. They have not been designated as hedging instruments and therefore report all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the year ended December 31, 2004, the Company recorded a gain of $2.2 million which has been recorded as a reduction to interest expense.

During November 2002, Dex Media East entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuations between the U.S. Dollar and the Euro on Dex Media East’s Tranche B-Euros. The foreign currency swap agreement did not qualify for hedge accounting treatment and, therefore, all gains and losses resulting from the change in fair value of the foreign currency swap are reported directly in earnings. In conjunction with the Tranche B-Euros in November 2003 refinancing, as more fully discussed in Note 6, the foreign currency swap agreement was settled resulting in a gain of $3.9 million reported in earnings for the year ended December 31, 2003.

During November 2002, Dex Media East entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. The losses reported in earnings in the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002 amounted to less than $0.1 million, $0.6 million and $0.2 million, respectively. The interest rate cap has a notional amount of $200.0 million and expires in May 2005.

8. Comprehensive Income (Loss)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by stockholders and distributions to stockholders. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss) is the change in fair value on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive loss.

For the years ended December 31, 2004 and 2003, the period from November 9 to December 31, 2002, and the period from January 1 to November 8, 2002, comprehensive loss included the following components (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from November 9 to December 31, 2002	Period from January 1 to November 8, 2002
	2004	2003
Net (loss) income	$(50,776)	$(75,036)	$(28,104)	$157,093
Changes in fair value of derivatives, net of tax	3,238	(509)	(3,517)	—

Comprehensive (loss) income	$(47,538)	$(75,545)	$(31,621)	$157,093

9. Stockholders’ Equity

(a) Preferred stock

On November 8, 2002, September 9, 2003 and November 10, 2003, 131,000, 192,400 and 412 shares, respectively, of the Company’s Series A Preferred Stock were issued. As discussed in Note 1(c), all outstanding preferred stock was redeemed on July 27, 2004 for $128.5 million, including accrued and unpaid dividends, in connection with the IPO.

(b) Common stock

As mentioned in Note 1(c), the Company consummated its IPO effective July 21, 2004. As part of the IPO, the Company issued 19,736,842 shares of common stock. Immediately prior to the IPO, the Company completed a 10-for-1 stock split of common shares outstanding.

(c) Dividends

As mentioned in Note 9(a), all accrued and unpaid preferred stock dividends were distributed on July 27, 2004 in connection with the IPO. On January 28, 2004, Dex Media declared a distribution to its parent of $250.5 million which was paid February 17, 2004 and included payment of cumulative undeclared dividends on its Series A Preferred Stock up to February 17, 2004 of $2.8 million. On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million, which included payment of cumulative undeclared dividends on its Series A Preferred Stock up to that date of $8.3 million. The Company did not declare any dividends during the period of November 9 to December 31, 2002. The Company had cumulative undeclared dividends on its Series A Preferred Stock of $1.2 million as of December 31, 2003. The respective accumulated and undeclared dividends per share of Series A Preferred Stock at December 31, 2003 was $3.83.

No dividends or other distributions could be paid to the holders of common stock until the Company declared and set aside funds for payment of all dividends in arrears on all Series A Preferred Stock. As mentioned in Note 9(a) all accumulated and undeclared dividends of $2.8 million were paid on July 27, 2004 as part of the redemption of preferred stock on that day.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 14, 2004, Dex Media announced a common stock dividend of $0.09 per common share, payable January 31, 2005, to shareholders of record as of January 3, 2005. The terms of the Company’s indebtedness and the terms of its subsidiaries’ indebtedness include restrictions on cash dividends on its common stock under some circumstances.

(d) Basic and Diluted Loss Per Common Share

	Year Ended December 31,		Period from November 9 to December 31, 2002
(Dollars in Thousands, except per share data)	2004	2003
Net loss	$(50,776)	$(75,036)	$(28,104)
Dividend accumulated on Series A Preferred Stock	(3,929)	(8,594)	(965)

Loss available to common shareholders	$(54,705)	$(83,630)	$(29,069)

Weighted average shares outstanding	139,097,208	76,436,822	52,400,000
Basic and diluted loss per share	$(0.39)	$(1.09)	$(0.55)

For the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002, the effect of 4,992,802, 4,991,460 and 1,587,440, respectively, of outstanding stock options and zero, 323,812 and 131,000, respectively, of outstanding Series A Preferred Stock were excluded from the calculation of diluted loss per common share because the effect of the assumed exercise or conversion was anti-dilutive.

(e) Rights Plan

In connection with the IPO, we entered into a rights agreement pursuant to which each share of our common stock has one right attached to it. Each right entitles the holder to purchase one one-thousandth of a share of a new series of our preferred stock designated as Series A junior participating preferred stock at an exercise price to be determined by our board of directors. Rights will only be exercisable under limited circumstances specified in the rights agreement when there has been a distribution of the rights and such rights are no longer redeemable by us.

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

The rights will expire upon the tenth anniversary of the date of the rights agreement unless such date is extended or the rights are earlier redeemed or exchanged by us. At no time will the rights have any voting powers. The provisions of the rights agreement may be amended by our board of directors in some circumstances.

The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire Dex Media in certain circumstances. Accordingly, the existence of the rights may deter

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain acquirers from making takeover proposals or tender offers. However, the rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the board of directors to negotiate with a potential acquirer on behalf of all of the stockholders.

(f) Stock options

Company

On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of December 31, 2004, 6,251,650 shares of common stock were available for grant under the 2004 Plan and 2002 Plan with 25,000 shares granted under a restricted stock award. As of December 31, 2003, the maximum number of shares of common stock available for grant under the 2002 Plan was 6,230,000.

The Compensation Committee of Dex Media determines the exercise price for each option. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid in February 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective February 2004. The effect of these changes has been included in the SFAS No. 123 pro forma net loss below.

During the year ended December 31, 2004, 25,000 shares of restricted stock were granted with a weighted average grant date fair value of $21.58.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below is information regarding options granted, exercised or forfeited under the 2004 Plan and 2002 Plan during the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002:

	Number of Options	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at November 9, 2002	—
Options
Granted at market price	1,587,440		$4.64	$0.62

Options outstanding at December 31, 2002	1,587,440	—	4.64
Options
Granted below market price	224,480		4.64	0.68
Granted at market price	3,179,540		4.64	1.37

Options outstanding at December 31, 2003	4,991,460	953,350	4.64
Options
Granted below market price	1,115,990		4.64	8.41
Granted at market price	137,300		24.36	6.26
Exercised	(953,350)		4.64
Forfeited	(298,598)		4.64

Options outstanding at December 31, 2004	4,992,802	1,194,522	5.19

Summarized below is information regarding options outstanding under the 2004 Plan and 2002 Plan as of December 31, 2004:

Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (years)
$ 4.64	4,855,502	1,194,522	8.56
$24.36	137,300	—	9.95

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company accounted for the 2004 Plan and 2002 Plan under the minimum value or fair value method, as applicable, prescribed by SFAS No. 123, the pro forma results of the Company for years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002 would have been as follows (in thousands):

	Year Ended December 31,		For the period from November 9 to December 31, 2002
	2004	2003
Net loss:
As reported	$(50,776)	$(75,036)	$(28,104)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	763	—	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(1,369)	(256)	(19)

Pro forma	$(51,382)	$(75,292)	$(28,123)

Basic and diluted loss per common share:
As reported	$(0.39)	$(1.09)	$(0.55)
Pro forma	(0.40)	(1.10)	(0.56)

Following are the weighted average assumptions used to estimate the fair value of options granted under the 2004 Plan and 2002 Plan during the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002. The assumptions for the year ended December 31, 2004 have been segregated between grants under the minimum value method of SFAS No. 123 prior to the IPO and grants valued utilizing the fair value method of SFAS No. 123 after the IPO.

	7/22/04 - 12/31/04	1/1/04 - 7/21/04	2003	2002
Risk-free interest rate	3.53%	3.21%	3.19%	2.88%
Expected dividend yield	1.50%	0%	0%	0%
Expected option life (years)	5.0	5.0	5.0	5.0
Expected stock price volatility	25.28%	0%	0%	0%

Predecessor

Employees of the Predecessor participated in the Qwest employee stock incentive plans. The Qwest employee stock incentive plans (“Qwest Plans”) were accounted for using the intrinsic value method of APB Opinion No. 25 under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Generally, options granted to current Dex Media East and Dex Media West employees under this plan expired 90 days after the acquisition of Dex East and Dex West, respectively.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma results of the Predecessor would have been as follows (in thousands):

Period from January 1 to November 8, 2002
Net income:
As reported	$157,093
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(388)

Pro forma	$156,705

Following are the weighted average assumptions used to estimate the fair value of stock options granted to employees of the Predecessor during the period from January 1 to November 8, 2002.

Period from January 1 to November 8, 2002
Risk-free interest rate	4.2%
Expected dividend yield	0.0%
Expected option life (years)	5.0
Expected stock price volatility	49.3%
Grant date fair value	$2.72
Options granted	137,686

10. Income Taxes

Company

The composition of the income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,		Period from November 9 to December 31, 2002
	2004	2003
Federal:
Current	$—	$—	$—
Deferred	(26,788)	(40,177)	(15,122)
State rate change	(105)	—	—

Total Federal	(26,893)	(40,177)	(15,122)

State and Local:
Current	—	—	—
Deferred	(4,879)	(7,552)	(3,757)
State rate change	300	—	—

Total State and Local	(4,579)	(7,552)	(3,757)

Total income tax (benefit) provision	$(31,472)	$(47,729)	$(18,879)

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the statutory tax rate as follows:

	Company
	Year Ended December 31,		Period from November 9 to December 31, 2002
	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	3.9	4.3	5.2
Other	(0.6)	(0.4)	—

Effective tax rate	38.3%	38.9%	40.2%

The Acquisitions (as more fully described in Note 1 (a)) were considered to be taxable asset acquisitions for income tax purposes. As a result, the Company recorded the tax basis of all acquired assets at their fair value at the date of acquisition. In addition, the Company acquired several intangible assets for tax purposes that are amortized on a straight-line basis over a 15-year period beginning with the date of acquisition.

For the years ended December 31, 2004 and 2003, and the period from November 9 to December 31, 2002, the Company generated a loss for tax purposes of $82.9 million, $106.8 million and $81.5 million, respectively. Because the periods from November 9 to December 31, 2002 for Dex Media, Inc. and for September 10 to December 31, 2003 for Dex Media West are considered to be short-periods for income tax purposes, certain items included in the computation of the tax loss were adjusted to reflect limitations imposed by existing tax law associated with short-period income tax returns. The net operating loss for the years ended December 31, 2004 and 2003 will expire in the years 2024 and 2023, respectively, and the net operating loss for the period from November 9, to December 31, 2002 will expire in the year 2022. No valuation allowance has been provided for the net operating losses as, in management’s judgment, it is more likely than not that the net operating loss carryovers will be utilized before the end of the expiration periods. This presumption is based upon the book and taxable income expected to be generated by the Company over the next several years. No payments for income taxes were made for the years ending December 31, 2004 and 2003 or for the period from November 9 to December 31, 2002.

The components of the net deferred tax assets are as follows (in thousands):

	As of December 31,
	2004	2003
Current:
Expenses not currently deductible	$13,438	$9,855

Net current deferred tax assets	13,438	9,855

Noncurrent:
Post-employment benefits, including pension	8,627	3,825
Amortization of goodwill and other intangibles	(25,395)	(4,439)
Net operating loss carryforward	107,294	55,303
Depreciation	(6,438)	1,285
Other	1,061	3,413

Net noncurrent deferred tax assets	$85,149	$59,387

Included in other noncurrent deferred tax assets as of December 31, 2004 and 2003 are $0.5 million and $2.6 million, respectively in deferred tax assets associated with mark-to-market adjustments for the Company’s

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative financial instruments, with the related benefit included in accumulated other comprehensive loss on the consolidated balance sheets.

Predecessor

The Predecessor accounted for income taxes as if it were a separate taxpayer. However, the Predecessor was included in the Qwest federal consolidated income tax return and combined state income tax returns. As a result of the Predecessor’s inclusion in the Qwest returns, it was expected that there would be no cash obligation associated with its taxable income due to the utilization of losses from other Qwest affiliates. The Predecessor and its parent did not have a formal tax-sharing arrangement and there was no provision to settle intercompany tax related receivables and payables. Consequently, for financial reporting purposes, the Predecessor reflected in its statements of changes in owner’s deficit, contributions and distributions in lieu of recording receivables and payables for current income taxes. The contributions and distributions are reflected as non-cash charges/(credits) to operations in the statements of cash flows.

The composition of the income tax (benefit) provision is as follows (in thousands):

Period from January 1 to November 8, 2002
Federal:
Current	$104,631
Deferred	(19,481)
State rate change	—

Total Federal	85,150

State and Local:
Current	27,482
Deferred	(6,003)
State rate change	—

Total State and Local	21,479

Total income tax (benefit) provision	$106,629

The effective tax rate differs from the statutory tax rate as follows:

Predecessor Period from January 1 to November 8, 2002
Federal statutory rate	35.0%
State income taxes, net	5.2
Other	0.2

Effective tax rate	40.4%

Qwest Dex made net payments of income taxes to third parties and QSC of which $28.4 million for the period from January 1 to November 8, 2002 was apportioned to the Predecessor.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Employee Benefit Plans

(a) Pension and other post-retirement benefits

(i) General description

Company

Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”) with features similar to the Qwest plans described below. All individuals who became employees of Dex Media in connection with the Acquisitions and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisitions became retirees of Qwest and as such receive benefits under the Qwest plans. Dex Media has filed for a determination letter with the IRS for its pension plan. The actuarially determined liabilities of $192.1 million for the Qwest pension plan and $51.5 million for the Qwest other post-retirement benefit plan attributable to individuals who became employees of Dex Media East and Dex Media West as of the dates of Acquisitions (November 8, 2002 and September 9, 2003, respectively) were assumed by the Dex Media Plans. During 2003, pension trust assets from the Qwest pension trust totaling $192.3 million were transferred to the Dex Media pension trust.

Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for 2004, 2003 or 2002. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Dex Media has elected to defer recognizing the effects of the Medicare Act on its post-retirement benefit plan. Therefore, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements and accompanying notes do not give effect to the Medicare Act. Specific authoritative guidance on the accounting for the effects of the Medicare Act was issued in January 2005 (as more fully discussed in (vii)) and that guidance, when issued, could require Dex Media to change previously reported information.

Effective February 1, 2004, Dex Media’s pension plan was amended to eliminate the death benefit previously provided to certain management employees. This amendment resulted in $0.2 million in annual expense savings and a reduction in the projected benefit obligation of $2.0 million.

Effective January 1, 2004, several changes were made to the Company’s retiree health care plan for management and Communications Workers of America (“CWA”) retirees resulting in $0.6 million in annual expense savings and a reduction in the projected benefit obligation of $4.5 million. The changes were as follows: (i) elimination of Company-provided post-65 medical coverage for management retirees; (ii) elimination of Medicare Part B reimbursement for management retirees; (iii) implementation of pre-65 retiree medical plan for all management employees with associated employee contributions; (iv) change in dental coverage to a voluntary retiree-paid plan for management and CWA retirees; and (v) a reduction in the life insurance benefit for management and CWA retirees.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor

Qwest Dex employees participated in the Qwest pension, other post-retirement and other post-employment benefit plans. The amounts contributed by Qwest Dex to these plans were not segregated or restricted to pay amounts due to Qwest Dex employees and could be used to provide benefits to other employees of Qwest or its affiliates. The cost of pension and post-retirement health care and life insurance benefits and required contributions were apportioned to Qwest Dex based upon demographic information provided by the plan administrator.

The noncontributory defined benefit pension plan included substantially all management and occupational (union) employees. Post-retirement healthcare and life insurance plans provided medical, dental, and life insurance benefits for certain retirees. Qwest also provided post-employment benefits to certain former employees.

Pension costs and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy was to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex in 2002 through the date of sale and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan in 2002 through the date of sale.

The Predecessor was apportioned pension credits for the period of January 1 to November 8, 2002, of $5.9 million. The Predecessor’s apportioned post-retirement benefit costs for the period from January 1 to November 8, 2002, was $2.5 million. These amounts represent the Predecessor’s apportioned share of the pension credits and post-retirement benefit costs of Qwest, based on employee demographic information.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii) Obligations and funded status (in thousands)

	Pension Benefit		Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
Change in benefit obligation
Projected benefit obligation at beginning of period	$202,781	$88,939	$55,479	$31,850
Service cost	10,467	6,512	2,570	1,230
Interest cost	12,695	8,494	3,581	2,426
Amendments	—	(1,972)	—	(4,510)
Actuarial loss	15,566	6,287	2,294	408
Benefits paid	(22,570)	(10,036)	(718)	(42)
Benefit obligation relating to Dex Media West employees	—	104,557	—	24,117

Projected benefit obligation at end of period	$218,939	$202,781	$63,206	$55,479

Change in plan assets
Fair value of plan assets at beginning of period	$194,025	$80,236	$—	$—
Actual return on plan assets	26,885	20,235	—	—
Employer contribution	—	—	718	42

Benefits paid	(22,570)	(10,036)	(718)	(42)
Assets received from prior plan for Dex Media West employees	—	103,590	—	—

Fair value of plan assets at end of period	$198,340	$194,025	$—	$—

Funded status	$(20,599)	$(8,756)	$(63,206)	$(55,479)
Unrecognized net actuarial loss (gain)	1,827	(3,101)	6,687	4,488
Unrecognized prior service cost	(1,765)	(1,972)	(4,039)	(4,510)

Total accrued liabilities	$(20,537)	$(13,829)	$(60,558)	$(55,501)

The accumulated benefit obligation for the defined benefit pension plan was $196.5 million and $170.3 million at December 31, 2004 and 2003, respectively.

(iii) Components of net periodic benefit cost (in thousands)

	Pension Benefit			Post-Retirement Benefits
	Year Ended December 31,		Period from November 9 to December 31, 2002	Year Ended December 31,		Period from November 9 to December 31, 2002
	2004	2003		2004	2003
Service cost	$10,467	$6,512	$542	$2,570	$1,230	$128
Interest cost	12,695	8,494	879	3,581	2,426	274
Amortization of prior service costs	(208)	—	—	(471)	—	—
Expected return on plan assets	(16,246)	(9,700)	(1,117)	—	—	—
Recognized net actuarial loss	—	—	—	96	—	—

Total net periodic benefit cost	$6,708	$5,306	$304	$5,776	$3,656	$402

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To compute its expected return on plan assets, Dex Media applies its expected rate of return to the market-related value of the pension plan assets. In computing the market-related asset value, companies may elect to amortize the difference between the actual return on plan assets and the expected return on plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” Dex Media elected to amortize actual returns on its plan assets falling outside a defined corridor over a five year period. Any actual returns falling within the corridor are recognized currently. Dex Media defined the corridor as a range that is 50% higher and 50% lower than the expected return on plan assets. For the year ending December 31, 2004, the corridor is defined as the range from 4.5% to 13.5%, based upon its expected return of 9%.

(iv) Assumptions

The actuarial assumptions used to compute the pension and other post-retirement net periodic benefit costs are based upon information available as of January 1, 2004, January 1, 2003, and November 8, 2002, respectively, and are as follows:

	Pension Benefits			Post-Retirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted average discount rate	6.25%	6.50%	6.75%	6.25%	6.50%	6.75%
Weighted average rate of compensation increase	4.00%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	8.00%	9.40%	N/A	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2014	2013	2013

The actuarial assumptions used to compute the projected benefit obligation for the plans are based upon information available as of December 31, 2004 and 2003, respectively, and are as follows:

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Weighted average discount rate	6.00%	6.25%	6.00%	6.25%
Weighted average rate of compensation increase	4.00%	4.00%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	9.50%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement plan. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2004 (in thousands):

	One Percent Change
	Increase	Decrease
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$239	$(205)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$1,792	$(1,569)

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v) Plan assets

Dex Media’s pension plan weighted-average asset allocations at December 31, 2004, by asset category, are as follows:

	Plan Assets at December 31, 2004	Asset Allocation Target
Asset Category
Equity Securities	68%	65%
Debt Securities	22	26
Real Estate	6	5
Cash	4	4

Total	100%	100%

The plan’s assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plan’s investment objective is to achieve a positive rate of return over the long-term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plan’s current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the plan’s investment policy statement.

The plan’s assets are invested in marketable equity and fixed income securities managed by professional investment managers. The plan’s assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in the plan’s investment policy statement. The plan’s assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plan’s assets, net of all disbursements, over the long-term.

The plan’s assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in the plan’s investment policy statement.

In 2003, the Dex Media pension plan assumed an expected long-term rate of return of 8% in computing its net periodic pension cost. The basis used for determining this rate was the historical capital market returns for an asset mix similar to the Pension Plan’s 65% equity and 35% fixed income. Dex Media did not begin to manage the trust assets until November 1, 2003, when Qwest transferred assets from its pension trust to the Dex Media pension trust. From January 1, 2003 until the date of transfer, Qwest Asset Management Company managed the Dex Media pension assets as provided for in the Purchase Agreement. In determining the 2004 expected long-term rate of return of 9%, Dex Media took into consideration the change in its asset allocation as well as the expectation that there is opportunity for active management of the trust’s investments to add value over the long term. The active asset management expectation was supported by calculating historical returns for the eight investment managers who were selected to actively manage the trust’s assets.

(vi) Cash flows

Dex Media does not expect to make any contributions to its pension plan in 2005.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension benefits and post-retirement benefits expected to be paid in each year 2005-2009 and the aggregate benefits expected to be paid 2010-2014 are as follows (in thousands):

	Pension Benefits	Post-Retirement Benefits
2005	$15,518	$1,858
2006	17,450	2,863
2007	18,785	2,306
2008	19,104	2,878
2009	20,291	3,445
2010-2014	111,766	25,065

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2004 and include estimated future employee service.

(vii) Subsequent Events

On December 8 2003 the Medicare Act was signed into law. While accounting guidance was issued during 2004, it was not until January 2005 that specific administrative guidance on the determination of actuarial equivalence to determine the impact from the Medicare Act were issued. Without the administration guidance, the Plan’s actuaries were unable to determine if the prescription drug benefits available under the postretirement health care plan would be actuarially equivalent to the Medicare Part D and thus qualify for the subsidy under the Medicare Act. Based on the demographics of the retiree population Dex Media does not believe it will have a material impact on any measures of the accumulated post-retirement benefit cost in the financial statements and accompanying notes.

(b) 401(k) plan

Company

Effective November 1, 2002, Dex Media adopted a defined contribution benefit plan covering substantially all management and occupational employees of Dex Media. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution of the employees is limited to the maximum amount determined by the Internal Revenue Service. Employees who previously participated in the Qwest Savings & Investment Plan (“QSIP”) described below were given the option of leaving their balance in that plan, moving their balance to the Dex Media plan, or moving their balance to another qualified plan. Employees who transferred from Qwest on or around the time of the Acquisitions and who chose to participate in the Dex Media plan were credited with previous service for eligibility and vesting purposes in the new plan. Rollover contributions in 2002 and 2003 from QSIP to the Dex Media, Inc. Employee Savings Plan totaled $43.0 million.

Dex Media matches a percentage of employee contributions, and those matching contributions as recorded by the Company in the statement of operations were $6.7 million and $3.6 million for the years ended December 31, 2004 and 2003, respectively. No contributions were recorded in the statement of operations for the period from November 9 to December 31, 2002. Effective January 1, 2004, Dex Media increased the matching formula for all management employees participating in its defined contribution plan from 100% on the first 3% of employee contributions to 100% on the first 4% of employee contributions and 50% on the next 2% of employee contributions. The Predecessor was apportioned its share of matching contributions to the QSIP amounting to $0.3 million for the period from January 1 to November 8, 2002.

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor

Qwest sponsored a defined contribution benefit plan covering substantially all management and occupational employees, including employees of Qwest Dex. Under the plan, employees could contribute a percentage of their annual compensation to the Plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution by the employees is limited to the maximum amount determined by the Internal Revenue Service. Qwest matched a percentage of employee contributions, and those matching contributions were invested in Qwest common stock. The Predecessor was apportioned its share of matching contributions to the plans of $1.6 million for the period from January 1, 2002 to November 8, 2002. Effective January 1, 2002, Qwest merged the Qwest plan into the U S WEST, Inc. plan which is now the QSIP. As a result of Qwest’s failure to file its June 30 and September 30, 2002 quarterly reports on Form 10-Q, Qwest suspended the investment of employee contributions in its common stock. These filings were made subsequent to November 8, 2002.

12. Commitments and Contingencies

(a) Lease commitments

The Company has entered into operating leases for office facilities and equipment with terms ranging up to 15 years. Minimum future lease payments for the operating leases as of December 31, 2004 and 2003, are as follows (in thousands):

2005	$16,262
2006	10,862
2007	8,554
2008	6,143
2009	3,095
Thereafter	1,858

$46,774

The Company recorded rent expense under operating leases of $16.3 million, $11.4 million and $1.5 million for the years ended December 31, 2004 and 2003 and for the period from November 9 to December 31, 2002, respectively. The Predecessor recorded rent expense under operating leases of $5.2 million for the period from January 1 to November 8, 2002. For the periods prior to November 8, 2002, rent expense was specifically identified to the Predecessor based upon the actual rent on properties Qwest Dex leased in the Dex East States.

As required by the Dex East Purchase Agreement, Dex Media East has leased its headquarters’ building (located at 198 Inverness Drive West in Englewood, Colorado) from Qwest on terms and conditions that are reasonably acceptable to the Company. The aggregate lease commitments disclosed above include the amounts associated with this provision of the agreement.

(b) Litigation

The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

13. Related Party Transactions

In connection with the Acquisitions, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time

DEX MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction fee for structuring the transactions related to the Dex East Acquisition and the Dex West Acquisition of $15.0 million and $20.1 million, respectively. In addition, each of the Sponsors received an annual advisory fee of $2.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $10.0 million paid to each of the Sponsors in conjunction with the IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $2.0 million, $2.6 million and $0.3 million in annual advisory fees for the years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002, respectively.

During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of its core production platform. This project is designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the years ended December 31, 2004 and 2003, the Company paid Amdocs $47.6 million and $15.0 million under this agreement and other related on-going support.

14. Quarterly Financial Data (Unaudited, in thousands, except per share data)

Quarter Ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$388,177	$396,704	$404,587	$412,653
Gross Profit	269,985	274,511	281,067	291,053
Net Loss	(10,541)	(4,059)	(33,665)	(2,511)
Basic and Diluted Earnings Per Share(1)	$(0.10)	$(0.04)	$(0.24)	$(0.02)

Quarter Ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$152,873	$164,278	$189,830	$375,791
Gross Profit	105,645	114,236	134,861	262,697
Net Loss	(15,888)	(11,888)	(20,959)	(26,301)
Basic and Diluted Earnings Per Share(1)	$(0.34)	$(0.26)	$(0.33)	$(0.18)

(1)	Earnings per share for quarters ended prior to the IPO have been presented to reflect the impact of the 10-for-1 common stock split effected immediately prior to the IPO.

15. Subsequent Events

(a) S-1 Registration

Effective January 25, 2005, the Company consummated a secondary offering of common stock to sell 18 million of the Sponsor’s shares of common stock. All of the proceeds were paid to the Sponsors.

(b) Dex Media West Bond Offering

On February 2, 2005, Dex Media West registered its $300.0 million 5 7/8% senior notes with the SEC through an exchange offer completed on March 8, 2005.

(c) Declaration of a Quarterly Dividend

On February 17, 2005, the Company announced a quarterly cash dividend of $0.09 per common share, payable April 15, 2005, to shareholders of record as of March 18, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Dex Media maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, Dex Media carried out an evaluation, under the supervision and with the participation of Dex Media’s management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of Dex Media’s disclosure controls and procedures. Based on that evaluation, Dex Media’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the fiscal quarter ended December 31, 2004, there was no change in Dex Media’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal No. 1—Election of Class I Directors,” “Corporate Governance” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance.” We anticipate filing the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth in the Proxy Statement under the headings “Corporate Governance—Compensation of Directors,” “Compensation of Executive Officers,” “Compensation of Executive Officers—Employment, Severance and Change of Control Agreements” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth in the Proxy Statement under the heading “Certain Relationship and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth in the Proxy Statement under the heading entitled “Additional Information—Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements. The following consolidated financial statements of Dex Media are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2004 and 2003	73
Consolidated Statements of Operations for the years ended December 31, 2004 and December 31, 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002	74
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002	75
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004 and December 31, 2003 and for the period from November 9 to December 31, 2002	77
Consolidated Statements of Changes in Owner’s Deficit and Comprehensive Income for the period from January 1 to November 8, 2002
Notes to Consolidated Financial Statements	78

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(3) Exhibits

Number	Description
2.1+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.2+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

3.1++	Form of Amended and Restated Certificate of Incorporation of Dex Media, Inc.

3.2++	Form of Amended and Restated By-laws of Dex Media, Inc.

4.1+	Note Indenture with respect to the 8% Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.2+	Form of 8% Notes due 2013 (included in exhibit 4.1).

4.3+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.4+	Form of 9% Discount Notes due 2013 (included in exhibit 4.3).

4.5+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated February 11, 2004.

4.6+	Form of 9% Discount Notes due 2013 (included in exhibit 4.5).

Number	Description
4.7+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.8+	Form of 9 7/8% Senior Notes due 2009 (included in exhibit 4.7)

4.9+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.10+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.9)

4.11+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.12+	Form of 8 1/2% Senior Notes due 2010 (included in exhibit 4.11).

4.13+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.14+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.13)

4.15+	Note Registration Rights Agreement among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc., dated November 10, 2003.

4.16+	Discount Note Registration Rights Agreement among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc., dated November 10, 2003.

4.17+	Discount Note Registration Rights Agreement among Dex Media, Inc. and J.P. Morgan Securities Inc. and Lehman Brothers Inc., dated February 11, 2004.

4.18++	Form of Rights Plan.

4.19++	Specimen common stock certificate.

4.20	Indenture with respect to the 5 7/8% Senior Notes due 2011, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as trustee, dated November 24, 2004 (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

4.21	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.20) (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

10.1+	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2++	Third Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Number	Description
10.3+++	Fourth Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.4+	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent.

10.5+	Agreement, dated as of November 8, 2002, between Dex Media, Inc. and JPMorgan Chase Bank, as administrative agent under the Credit Agreement (the “Parent Support Agreement” relating to the Dex Media East Credit Agreement), as amended.

10.6+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.7+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.8++	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, as amended as of October 31, 2003, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.9+++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.10+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.

10.11+	Agreement, dated as of September 9, 2003, between Dex Media, Inc. and JPMorgan Chase Bank, as administrative agent under the Credit Agreement (the “Parent Support Agreement” relating to the Dex Media West Credit Agreement).

10.12+	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

10.13+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

Number	Description
10.14+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.15++	Form of Amended and Restated Management Consulting Agreement among Dex Media East LLC and The Carlyle Group.

10.16++	Form of Amended and Restated Management Consulting Agreement among Dex Media East LLC and Welsh, Carson, Anderson & Stowe.

10.17++	Form of Amended and Restated Management Consulting Agreement among Dex Media West LLC and The Carlyle Group.

10.18++	Form of Amended and Restated Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson & Stowe.

10.19++	Sponsor Stockholders Agreement among Dex Media, Inc., Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P.

10.20+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.

10.21+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.

10.22+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated September 8, 2003.

10.23+	Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended.

10.24+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.25+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.26+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.27+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.28+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.29+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.30+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

Number	Description
10.31+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.32+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.33+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.34+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.35+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.36+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.37*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.38	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to our Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.39	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to our Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

10.40*	Summary of Director Compensation.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Total Debt to Owner’s Equity.

14	Code of Ethics.

21.1+	List of Subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++++	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-114472), declared effective on May 14, 2004.
++	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115489) and amendments thereto, declared effective on July 21, 2004.
+++	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-121859) and amendments thereto, declared effective on January 25, 2005.
++++	Exhibit 32.1 is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.

By:	/s/ ROBERT M. NEUMEISTER, JR.
Robert M. Neumeister, Jr. Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ GEORGE BURNETT George Burnett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/s/ ROBERT M. NEUMEISTER JR. Robert M. Neumeister, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2005

* James A. Attwood, Jr.	Co-Chairman of the Board	March 10, 2005

* Anthony J. de Nicola	Co-Chairman of the Board	March 10, 2005

* John Almeida, Jr.	Director	March 10, 2005

* R. Glenn Hubbard	Director	March 10, 2005

* Russell T. Lewis	Director	March 10, 2005

* William E. Kennard	Director	March 10, 2005

* Bruce E. Rosenblum	Director	March 10, 2005

* Sanjay Swani	Director	March 10, 2005

*By:	/s/ ROBERT M. NEUMEISTER, JR.
Robert M. Neumeister, Jr. As Attorney-in-Fact