Form 10-Q
period 2005-03-31
DEX MEDIA INC
filed 2005-05-05
CIK 1284529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 3, 2005, there were 150,416,418 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

________________________________________________________________________________

PART I.
FINANCIAL INFORMATION

Item I.	Financial Statements
DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$409	$9,234
Accounts receivable, net	92,950	104,232
Deferred directory costs	296,296	291,237
Current deferred income taxes	27,871	13,438
Other current assets	19,457	13,102

Total current assets	436,983	431,243
Property, plant and equipment, net	103,742	101,471
Goodwill	3,081,446	3,081,446
Intangible assets, net	2,947,233	3,033,659
Deferred income taxes	59,919	85,149
Deferred financing costs	132,008	142,182
Other assets	3,456	2,815

Total Assets	$6,764,787	$6,877,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,067	$48,410
Employee compensation	23,043	36,432
Common stock dividend payable	13,547	13,528
Deferred revenue and customer deposits	206,910	207,655
Accrued interest payable	77,177	63,202
Current portion of long-term debt	221,720	189,534
Other accrued liabilities	21,769	18,563

Total current liabilities	609,233	577,324
Long-term debt	5,386,609	5,537,848
Post-retirement and other post-employment benefit obligations	84,239	81,095
Other liabilities	196	1,163

Total Liabilities	6,080,277	6,197,430

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Series A Junior Participating Preferred Stock, $0.01 par value, 200,000 shares authorized	—	—
Common stock, $0.01 par value, 700 million shares authorized, 150,381,098 and 150,281,662 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,504	1,503
Additional paid-in capital	820,938	833,736
Accumulated deficit	(138,724)	(153,916)
Accumulated other comprehensive income (loss)	792	(788)

Total Stockholders’ Equity	684,510	680,535

Total Liabilities and Stockholders’ Equity	$6,764,787	$6,877,965

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue	$411,660	$388,177
Operating expenses:
Cost of revenue	123,425	118,192
General and administrative expense	43,532	40,931
Bad debt expense	10,397	12,420
Depreciation and amortization expense	6,783	6,330
Amortization of intangibles	86,426	103,110

Total operating expenses	270,563	280,983

Operating income	141,097	107,194
Other (income) expense:
Interest income	(304)	(257)
Interest expense	116,287	124,625
Other expense, net	122	33

Income (loss) before income taxes	24,992	(17,207)
Income tax provision (benefit)	9,800	(6,666)

Net income (loss)	$15,192	$(10,541)

Basic and diluted income (loss) per common share	$0.10	$(0.10)
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net income (loss)	$15,192	$(10,541)
Adjustments to net income (loss):
Bad debt expense	10,397	12,420
Depreciation and amortization expense	6,783	6,330
Amortization of intangibles	86,426	103,110
Amortization of deferred financing costs	10,432	18,216
Accretion on discount notes	11,735	8,502
Stock-based compensation expense	495	—
Loss on disposition of assets	122	—
Deferred tax provision (benefit)	9,800	(6,666)
Changes in operating assets and liabilities:
Accounts receivable	885	(9,849)
Deferred directory costs	(5,059)	(27,284)
Other current assets	(5,913)	3,590
Other long-term assets	174	421
Accounts payable and other liabilities	(13,013)	(15,907)
Accrued interest	13,975	6,746
Deferred revenue and customer deposits	(745)	38,081
Other long-term liabilities	(159)	—
Employee benefit plan obligations	3,144	3,050

Cash provided by operating activities	144,671	130,219

Investing activities:
Expenditures for property, plant and equipment	(4,353)	(9,255)
Capitalized software development costs	(4,823)	(18,002)
Working capital adjustment related to the acquisition of Dex West	—	5,251

Cash used for investing activities	(9,176)	(22,006)

Financing activities:
Proceeds from borrowings on revolving credit facilities	6,000	25,000
Repayments of borrowings on revolving credit facilities	(1,000)	(25,000)
Proceeds from issuance of long-term debt	—	250,476
Payments on long-term debt	(135,788)	(105,000)
Exercise of employee stock options	252	4,337
Payment of financing costs	(258)	(2,316)
Contribution by stockholders	—	1,439
Distributions to stockholders	—	(250,476)
Common stock dividends paid	(13,526)	—

Cash used for financing activities	(144,320)	(101,540)

Cash and cash equivalents:
(Decrease) increase	(8,825)	6,673
Beginning balance	9,234	7,416

Ending balance	$409	$14,089

Supplemental cash flow disclosures:
Interest paid	$75,498	$91,189
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

(a)	The Company
      Dex Media, Inc. (“Dex Media” or the “Company”) is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates the directory business in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”).
      The directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
      In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States (“Dex East”) to the Company (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States (“Dex West”) to the Company (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.

(b)	Operations
      The Company is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in the Dex East States and the Dex West States (collectively, the “Dex States”). As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex States through third-party vendors. The Company operates as a single segment.

(c)	Dex Media’s Initial Public Offering
      Effective July 21, 2004, the Company consummated its initial public offering of common stock (the “IPO”). The Company issued 19,736,842 shares of common stock at an IPO price of $19.00 per share for net proceeds of $354.0 million. A portion of the net proceeds was used to redeem all of the Company’s outstanding 5% Series A Preferred Stock, including accrued and unpaid dividends, for $128.5 million and to pay fees and expenses related to the IPO. On August 26, 2004, the remainder of net proceeds related to the IPO was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the IPO, the Company paid $10.0 million to each of the Sponsors to eliminate the $4.0 million aggregate annual advisory fees payable under Dex Media East’s and Dex Media West’s management consulting agreements. Immediately prior to the IPO, the Company effected a 10-for-1 common stock split. The share and per share data for the three months ended March 31, 2004 have been adjusted to reflect the effects of the stock split.

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (“SEC”) for interim financial statements,

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of March 31, 2005 and December 31, 2004 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year. The accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 reflect the consolidated financial position, results of operations and cash flows of the Company, which includes its wholly-owned subsidiaries. The accompanying condensed consolidated statements of operations for the three months ended March 31, 2004 include all material adjustments required under purchase accounting related to the Dex West Acquisition subsequent to September 9, 2003.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation.

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation
      The condensed consolidated financial statements of the Company include the results of operations, financial position, and cash flows of Dex Media and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months ended March 31, 2005 and 2004, the Company published 73 and 74 directories, respectively.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the three months ended March 31, 2005 and 2004.
      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

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
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives which act as the Company’s channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. From time to time, the Company has changed the publication dates of certain directories to more efficiently manage work and customer flow. In such cases, the estimated life of the related unamortized deferred cost of revenue is revised to amortize such cost over the new remaining estimated life. Changes in directory publication dates typically do not result in any additional direct incurred costs.

(e)	Stock-Based Compensation
      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 8(e), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by Statement of Financial

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Net Income (Loss)
As reported	$15,192	$(10,541)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	274	22
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(443)	(132)

Pro forma	$15,023	$(10,651)

Basic and diluted income (loss) per common share
As reported	$0.10	$(0.10)
Pro forma	0.10	(0.10)

(f)	Income Tax Provision
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

(g)	New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that the

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

4.	Goodwill and Intangible Assets
      During the three months ended March 31, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of March 31, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(603,971)	$1,183,029	20 years	(1)
Customer relationships — national	493,000	(124,176)	368,824	25 years	(1)
Non-compete/ publishing agreements	610,000	(29,348)	580,652	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(56,749)	76,251	4-5 years
Advertising agreement	49,000	(6,523)	42,477	14-15 years

Totals	$3,768,000	$(820,767)	$2,947,233

	As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(542,968)	$1,244,032	20 years	(1)
Customer relationships — national	493,000	(110,722)	382,278	25 years	(1)
Non-compete/publishing agreements	610,000	(25,488)	584,512	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(49,480)	83,520	4-5 years
Advertising agreement	49,000	(5,683)	43,317	14-15 years

Totals	$3,768,000	$(734,341)	$3,033,659

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004

Dex Media East Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 1.75% (weighted average rate of 4.69% at March 31, 2005)	$427,151	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average rate of 4.62% at March 31, 2005)	461,345	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable spread of 0.75% (interest rate of 6.50% at March 31, 2005)	5,000	—
Dex Media West Notes Payable to Banks (in descending order of right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.0% (weighted average of 4.91% at March 31, 2005)	474,458	492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.66% at March 31, 2005)	944,542	981,152
Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, due in November 2009, bearing interest at 9.875%	450,000	450,000
Unsecured senior subordinated notes payable, due in November 2012, bearing interest at 12.125%	341,250	341,250
Dex Media West Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800
Dex Media Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, due November 2013, bearing interest at 8%	500,000	500,000
Unsecured senior discount notes payable, due November 2013, bearing interest at 9%	557,783	546,048

	5,608,329	5,727,382
Less: current portion of long-term debt	(221,720)	(189,534)

	$5,386,609	$5,537,848

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dex Media West registered its 5.875% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of March 31, 2005, there were $5.0 million of borrowings under the Company’s revolving credit facilities (with an additional $1 million committed under a standby letter of credit). The Company paid interest and fees on the credit facilities, interest rate swaps and outstanding notes of $74.7 million and $90.1 million during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company was in compliance with all covenants under its credit facilities.

6.	Derivative Instruments and Hedging Activities
      As of March 31, 2005, Dex Media East has three interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $250.0 million, applicable fixed rates ranging from 3.01% to 4.085% and expire in various terms ranging from May 2005 to May 2008.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with Dex Media East’s variable-rate term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the three months ended March 31, 2005 and 2004, the Company reclassified $0.6 million and $1.8 million of hedging losses into earnings, respectively. For the three months ended March 31, 2005, the Company had $1.6 million of unrealized gains, net of tax, included in other comprehensive income. For the three months ended March 31, 2004, the Company had $1.3 million of, unrealized losses, net of tax, included in other comprehensive income. As of March 31, 2005 and December 31, 2004, the Company had $0.8 million of, unrealized gains, net of tax, and $0.8 million of unrealized losses, net of tax, respectively, included in AOCI.
      As of March 31, 2005, $0.2 million of deferred gains, net of tax, on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.
      During November 2002, Dex Media East entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. No losses were reported in earnings for the three months ended March 31, 2005 and losses of less than $0.1 million were reported for the three months ended March 31, 2004. The interest rate cap has a notional amount of $200.0 million and expires in May 2005.
      In October 2004, Dex Media West entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on Dex Media West term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended March 31, 2005, the Company recorded a gain of $2.3 million which has been recorded as a reduction to interest expense.
      Management believes that it is prudent to strike a balance between the interest rate risk and the level of interest expense. To meet this objective, Dex Media West entered into six floating interest rate swap agreements in November 2004. Under the terms of the floating interest rate swaps, Dex Media West receives fixed interest payments that match the interest obligations of the 5 7/8% notes issued in November 2004 and makes floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps have an aggregate notional amount of $300.0 million, floating rate LIBOR that resets semi-annually in May and November, plus applicable margins ranging from 1.4975% to

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.57%, and expire in November 2011. The Company has not designated these interest rate swap agreements as hedged instruments and therefore, reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended March 31, 2005, the Company recorded a loss of $5.6 million to interest expense of which $7.0 million represents the unrealized mark-to-market value.
      The Company does not speculate using derivative instruments.

7.	Comprehensive Income (Loss)
      Components of comprehensive income (loss) are changes in equity other than those resulting from contributions by stockholders and distributions to stockholders. For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in fair value on derivatives designated as hedging instruments, net of tax. The aggregate amounts of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income (loss).
      For the three months ended March 31, 2005 and 2004, comprehensive income (loss) included the following components (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$15,192	$(10,541)
Changes in fair value of derivatives, net of tax	1,580	(1,270)

Comprehensive income (loss)	$16,772	$(11,811)

8.	Stockholders’ Equity

(a) Preferred stock
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

(c) Dividends
      On February 17, 2005, Dex Media announced a common stock dividend of $0.09 per common share, payable April 15, 2005 to stockholders of record as of March 18, 2005. On December 14, 2004, Dex Media announced a common stock dividend of $0.09 per common share, which was paid on January 31, 2005 to stockholders of record as of January 3, 2005. The terms of the Company’s indebtedness and the terms of its subsidiaries’ indebtedness restrict the Company from paying cash dividends on its common stock under some circumstances.
      As mentioned in Note 8(a), all accrued and unpaid preferred stock dividends were distributed on July 27, 2004 in connection with the IPO. On January 28, 2004, Dex Media declared a distribution to its parent of $250.5 million which was paid February 17, 2004 and included payment of cumulative undeclared dividends

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on its Series A Preferred Stock up to February 17, 2004 of $2.8 million. No dividends or other distributions could be paid to the holders of common stock until the Company declared and set aside funds for payment of all dividends in arrears on all Series A Preferred Stock.

(d) Basic and Diluted Income (Loss) Per Common Share

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except per share data)
Net income (loss)	$15,192	$(10,541)
Dividend accumulated on Series A Preferred Stock	—	(1,895)

Income (loss) available to common shareholders	$15,192	$(12,436)

Basic and diluted income (loss) per share	$0.10	$(0.10)
      The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per share.

	Three Months Ended March 31,

	2005	2004

Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	150,291,921	129,593,335
Dilutive impact of options and unvested restricted stock outstanding	2,950,357	—

Denominator for diluted net income (loss) per common share — weighted-average diluted common shares outstanding	153,242,278	129,593,335

      For the three months ended March 31, 2005 the effect of 143,717 of outstanding stock options were excluded from the calculation of diluted income per common share because the effect of the assumed exercise was anti-dilutive. For the three months ended March 31, 2004 the effect of 4,731,240 of outstanding stock options and 323,970 of outstanding Series A Preferred Stock were excluded from the calculation of diluted loss per common share because the effect of the assumed exercise or conversion was anti-dilutive.

(e)	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of March 31, 2005, 6,177,214 shares of common stock were available for grant under the 2004 Plan and 2002 Plan with 45,000 shares issued under a restricted stock award. As of December 31, 2004, the maximum number of shares of common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650 with 25,000 shares awarded under a restricted stock award.
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
      On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid in February 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective February 2004. The effect of these changes has been included in the SFAS No. 123 pro forma net income (loss), as disclosed in Note 3(e).

9.	Employee Benefit Plans

(a)	General Description
      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare. The pension plan is a noncontributory defined benefit pension plan covering substantially all management and occupational employees of the Company. The other post-retirement benefit plan provides healthcare and life insurance for certain retirees. Dex Media has filed for a determination letter with the IRS for its pension plan.
      Pension costs and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits, as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended March 31, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

(b)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,900	$650	$2,725	$625
Interest cost	3,100	900	3,100	800
Amortization of prior service costs	—	(100)	—	(100)
Expected return on plan assets	(4,100)	—	(4,100)	—

Net periodic benefit cost	$1,900	$1,450	$1,725	$1,325

      Dex Media does not expect to make any contributions to its pension plan in 2005.

10.	Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions
      In connection with the Dex East Acquisition and the Dex West Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Dex East Acquisition and the Dex West Acquisition of $15.0 million and $20.1 million, respectively. In addition, each of the Sponsors received an annual advisory fee of $2.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $10.0 million paid to each of the Sponsors, for an aggregate of $20.0 million, in conjunction with the IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 million in annual advisory fees for the three months ended March 31, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs Limited (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the three months ended March 31, 2005 and 2004, the Company paid Amdocs $9.1 million and $21.5 million, respectively, under this agreement and for other related on-going support.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Our Company
      In the following discussion and analysis, “we,” “our” or “us” refers to Dex Media and its consolidated subsidiaries and their predecessors.
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
      We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. During the three months ended March 31, 2005 and 2004, we published 73 and 74 directories, respectively, and printed approximately 14.4 million and 15.8 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex States. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
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
      For the three months ended March 31, 2005, we generated approximately 98% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the three months ended March 31, 2005 and 2004, we generated $411.7 million and $388.2 million in total revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our total revenue for the three months ended March 31, 2004 would have been $410.9 million. See “Results of Operations” in this Item 2.

Background
      The following discussion and analysis of our financial condition and results of operations covers periods subsequent to the consummation of the acquisitions of: (i) the directory business of Qwest Dex in the Dex East States on November 8, 2002 and (ii) the directory business of Qwest Dex in the Dex West States on September 9, 2003.
      We have operated as a stand-alone company since the Dex East Acquisition. The Dex East Acquisition and the Dex West Acquisition were accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date.

      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performances of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our actual results may differ materially from those contained in any such forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” in this Item 2.
      As a result of our conversion to the Amdocs software system, certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.
Results of Operations

Overview
      Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect for additional periods related to directory extensions and under the deferral and amortization method of accounting, our related cost of revenue is amortized over the extended estimated useful life of the directory. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the three months ended March 31, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.
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
Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex West Acquisition was accounted for under the purchase method of accounting. For the three months ended March 31, 2004 our revenue and cost of revenue were $22.7 million and $6.4 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the acquisition. The purchase method of accounting did not affect our revenue and directory costs subsequent to the year ended December 31, 2004. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
      Prior to the IPO, we paid an annual management fee of $4.0 million to the Sponsors. In connection with the IPO, we made a lump sum payment of $20.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. For the three months ended March 31, 2004, the Company incurred $1.0 million of annual management fees.
      During the three months ended March 31, 2005, the Company incurred $0.8 million of secondary offering costs related to the sale of 18 million of the Sponsors’ shares of common stock. No offering costs were incurred in the there months ended March 31, 2004.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      The results of operations for the three months ended March 31, 2004 include the purchase accounting effects on revenue and cost of revenue related to the Dex West Acquisition and therefore the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$340,990	$335,037
National directory services	58,201	37,503
Qwest advertising	4,135	6,550
Other revenue	8,334	9,087

Total revenue	411,660	388,177
Cost of revenue	123,425	118,192

Gross profit, excluding depreciation and amortization expense	$288,235	$269,985
Gross margin	70.0%	69.6%
General and administrative expense, including bad debt expense	$53,929	$53,351

Revenue
      Total revenue increased by $23.5 million, or 6.0%, to $411.7 million for the three months ended March 31, 2005 from $388.2 million for the three months ended March 31, 2004. Total revenue for the three months ended March 31, 2004 was $22.7 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $0.8 million, or 0.2%, for the three months ended March 31, 2005. The increase in total revenue, excluding the effects of purchase accounting, is primarily due to an increase in local directory services revenue offset by decreases in other revenue relating to our direct marketing services product line.
      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $6.0 million, or 1.8%, to $341.0 million for the three months ended March 31, 2005 compared to $335.0 million for the three months ended March 31, 2004. Local directory service revenue for the three months ended March 31, 2004 was $2.5 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased by $3.5 million, or 1.0%, for the three months ended March 31, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.8% and 82.1% of revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively.

      Revenue from national advertisers increased $20.7 million, or 55.2%, to $58.2 million for the three months ended March 31, 2005 compared to $37.5 million for the three months ended March 31, 2004. Revenue from national advertisers for the three months ended March 31, 2004 was $20.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers, increased $0.5 million, or 0.9%, for the three months ended March 31, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 14.1% and 14.0% of revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively.
      Revenue from Qwest advertising decreased $2.4 million, or 36.9%, to $4.1 million for the three months ended March 31, 2005 from $6.6 million for the three months ended March 31, 2004. The decrease in Qwest advertising revenue is a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us, which obligates Qwest to purchase $20.0 million in advertising annually from us. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess may be credited to the following year’s purchase commitment.
      Other revenue decreased by $0.8 million, or 8.3%, to $8.3 million for the three months ended March 31, 2005 from $9.1 million for the three months ended March 31, 2004. In the second half of 2004, we substantially reduced the number of products offered in our direct marketing product line, which represented $1.1 million of the decline between periods.

Cost of Revenue
      Cost of revenue recognized was $123.4 million for the three months ended March 31, 2005 compared to $118.2 million for the three months ended March 31, 2004. Recognized cost of revenue for the three months ended March 31, 2004 was $6.4 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.0% and 30.3% of revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively.
      For the three months ended March 31, 2005 and the three months ended March 31, 2004, we incurred costs subject to deferral and amortization of $127.4 million and $140.4 million, respectively. As described below, the decrease in incurred costs primarily resulted from eight directories whose publication date was shifted from the first quarter to the second quarter of 2005. This decrease was partially offset by costs incurred for two directory publication dates that were shifted from December 2004 to the first quarter of 2005. Under the deferral and amortization method of accounting, the resulting reduction in cost of revenue recognized was less than 1% each of revenue and gross profit for the three months ended March 31, 2005.
      Employee costs incurred decreased by $3.2 million, or 5.8%, to $51.9 million for the three months ended March 31, 2005 from $55.1 million for the three months ended March 31, 2004. The decrease is a result of a reduction in the number of employees related primarily to planned workforce reductions.
      Direct costs of publishing incurred, which primarily include paper, printing and distribution, decreased $11.6 million, or 20.0%, to $46.3 million for the three months ended March 31, 2005 from $57.9 million for the three months ended March 31, 2004. The decrease is primarily a result of moving the publication date of directories from the first quarter to the second quarter of 2005. In addition, printing costs for a portion of our directories declined in 2005 due to our negotiation of a new printing agreement with one of the two outside contractors that print our directories.
      Contracting and professional fees incurred increased $4.8 million, or 98.0%, to $9.7 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. The increase is primarily due to on-going support related to our new production system, which we began to incur in the second quarter of 2004, and is substantially offset by decreased employee costs from planned workforce reductions related thereto.

      National commissions decreased $2.2 million, or 14.2%, to $13.3 million for the three months ended March 31, 2005 from $15.5 million for the three months ended March 31, 2004. The decrease is primarily a result of moving the publication of eight directories from the first quarter to the second quarter.
      Other cost of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions, was $6.2 million for the three months ended March 31, 2005 compared to $7.0 million for the three months ended March 31, 2004.

Gross Profit
      Our gross profit was $288.2 million for the three months ended March 31, 2005 compared to $270.0 million for the three months ended March 31, 2004. Excluding the effects of purchase accounting, gross profit for the three months ended March 31, 2004 would have been $286.3 million. Gross margin, excluding the effects of purchase accounting in 2004, was 70.0% for the three months ended March 31, 2005 compared to 69.7% for the three months ended March 31, 2004.

General and Administrative Expense
      General and administrative expense, excluding depreciation and amortization, remained relatively constant at $53.9 million for the three months ended March 31, 2005 compared to $53.4 million for the three months ended March 31, 2004.
      Employee costs remained relatively constant at $15.4 million for the three months ended March 31, 2005 compared to $15.3 million for the three months ended March 31, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $9.4 million for the three months ended March 31, 2005 compared to $9.3 million for the three months ended March 31, 2004. Benefits increased $0.3 million, or 6.1%, to $5.2 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004 due to higher costs of medical benefits. Other employee costs decreased $0.3 million for the three months ended March 31, 2005 to $0.8 million from $1.1 million for the three months ended March 31, 2004, respectively. The decrease is primarily related to a reduction in accrued severance costs of $0.4 million in connection with planned workforce reductions.
      Advertising expense increased $1.3 million, or 17.8%, to $8.6 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004. This increase was due to our response to competitive advertising and additional media advertisements and exclusivity arrangements designed to increase consumer awareness. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, increased to 2.1% for the three months ended March 31, 2005 from 1.8% for the three months ended March 31, 2004.
      Contracting and professional fees were $9.4 million for each of the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2004, contracting and professional fees included $1.0 million of annual advisory fees paid to our Sponsors. This fee was terminated in conjunction with the IPO and therefore was not incurred in the three months ended March 31, 2005. The decrease related to the advisory fees was offset by an increase in on-going support costs related to our new production system which we began incurring in the second quarter of 2004.
      Bad debt expense decreased $2.0 million, or 16.3%, to $10.4 million for the three months ended March 31, 2005 from $12.4 million for the three months ended March 31, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.5% for the three months ended March 31, 2005 compared to 3.0% for the three months ended March 31, 2004. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts relating to local advertiser accounts.
      All other general and administrative expense increased $1.1 million, or 12.2%, to $10.1 million for the three months ended March 31, 2005 from $9.0 million for the three months ended March 31, 2004. The increase is primarily due to costs incurred in the first quarter of 2005 in connection with a secondary offering of outstanding shares of common stock owned by the Sponsors.

Amortization of Intangibles
      For the three months ended March 31, 2005 and 2004, we recognized $86.4 million and $103.1 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense was the result of a declining method used to amortize the value of the acquired accounts in proportion with their estimated retention lives.

Interest Expense
      We recognized interest expense of $116.3 million and $124.6 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense for the three months ended March 31, 2005 includes $10.4 million of amortization of deferred financing costs and $11.7 million of accretion on discount notes. Interest expense for the three months ended March 31, 2004 includes $18.2 million of amortization of deferred financing costs and $8.5 million of accretion on discount notes.

Income Taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent that realization of these assets is more likely than not. As of March 31, 2005, we have recorded $87.8 million of net deferred income tax assets, of which $104.8 million is the result of estimated net operating loss carryforwards of $264.8 million. As of December 31, 2004, we recorded $98.6 million of deferred income tax assets of which $107.3 million is the result of estimated net operating loss carryforwards of $271.2 million pending final tax filing of which the net operating loss carryforwards do not begin to expire until 2022. Based on current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
Liquidity and Capital Resources

Overview
      Our primary source of liquidity continues to be cash flow generated from the operations of our subsidiaries, Dex Media East and Dex Media West. Our subsidiaries also have availability under the revolving loans of their credit facilities, subject to certain conditions.
      As of March 31, 2005, we had outstanding $5,608.3 million in aggregate indebtedness, which was comprised of $2,312.5 million of borrowings under our subsidiaries’ credit facilities, $2,238.1 million of indebtedness on our subsidiaries’ notes, $500.0 million of our 8% notes due 2013 and $557.8 million of our 9% discount notes due 2013. Our 8% notes and 9% discount notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements.
      Our subsidiaries’ credit facilities each continue to consist of revolving loan and term loans. There were no amendments to our credit facilities during the quarter ended March 31, 2005.

Sources of Liquidity
      Net cash provided by operations was $144.7 million and $130.2 million for the three months ended March 31, 2005 and 2004, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.
      Net cash used for investing activities was $9.2 million and $22.0 million for the three months ended March 31, 2005 and 2004, respectively. The principal use of cash for investing activities for the three months ended March 31, 2005 and 2004 was expenditures for property, plant and equipment and software. The principal source of cash from investing activities in the three months ended March 31, 2004 was the

$5.3 million cash received in settlement of the working capital true up for assets acquired and liabilities assumed in the Dex West Acquisition.
      Net cash used for financing activities was $144.3 million and $101.5 million for the three months ended March 31, 2005 and 2004, respectively. Significant uses of cash for financing activities for the three months ended March 31, 2005 and 2004 include $135.8 million and $105.0 million, respectively, of repayments on long-term borrowings and a $250.5 million distribution to stockholders, plus accrued and unpaid dividends, for the three months ended March 31, 2004.
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
      We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow;

ii.	Up to $194.1 million of our subsidiaries’ revolving facilities available to our subsidiaries as of March 31, 2005;

iii.	Other unsecured indebtedness up to an aggregate principal amount of $360.0 million of which our subsidiaries may incur up to an aggregate principal amount of $125.0 million;

iv.	Our subsidiaries may sell, or dispose of, assets up to $10.0 million and $15.0 million annually for Dex Media East and Dex Media West, respectively, subject to an aggregate amount of $20.0 million and $30.0 million, respectively;

v.	The proceeds from any debt issuance, which our subsidiaries may use as long as the respective leverage ratio of Dex Media East and Dex Media West is at or below 4.0 to 1.0; and

vi.	Our subsidiaries may use the proceeds from any equity offering as follows: (i) 50%, if the respective leverage ratio is above 4.0 to 1.0 or (ii) 100%, if the respective leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the IPO, we amended our subsidiaries’ credit facilities to, among other things, allow our subsidiaries access to 100% of the proceeds from the IPO irrespective of their leverage ratios.
      Our subsidiaries’ credit agreements and indentures of the senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of March 31, 2005, the outstanding balance of capital leases was $0.2 million.

Uses of Liquidity
      We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During the three months ended March 31, 2005, we used cash generated from operations in excess of liquidity requirements to make principal repayments under our subsidiaries’ credit facilities.

      Our capital expenditure requirements over the last three years (including capital expenditures for Dex East for the period January 1 to November 8, 2002 and capital expenditures of Dex West for the period from January 1 to September 9, 2003 and the year ended December 31, 2002) averaged $49.6 million per year, or 3.1% of average total revenue, excluding the effects of purchase accounting. Over the next twelve months, a significant portion of our capital expenditures will be spent on software development and related hardware upgrades pertaining to Phase Two of the implementation of the Amdocs software system and other initiatives.
      During the three months ended March 31, 2005, our subsidiaries, Dex Media East and Dex Media West, collectively made required and optional repayments in an aggregate principal amount of $135.8 million under their respective term loans using the excess cash flow generated from operations. As a result of these repayments and the floating and fixed interest rate swaps that were entered into in 2002 and 2004, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes and discount notes, was comprised of 63.2% fixed rate debt and 36.8% floating rate debt as of March 31, 2005. Repayments under the credit facilities in the future will cause the percentage of fixed rate debt in the Dex Media East and Dex Media West debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.
      Tranche A and Tranche B of Dex Media East’s term loans have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made through March 31, 2005, the next mandatory repayment is due on June 30, 2005 in an amount of $24.8 million.
      Tranche A and Tranche B of Dex Media West’s term loans have required quarterly principal repayments that were scheduled to begin June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made through March 31, 2005, the required quarterly payments for each tranche in the period from June 30, 2004 to March 31, 2005 were reduced to zero. The first mandatory repayment is now due on June 30, 2005 in an amount of $25.7 million.
      We have no operations of our own and we derive all of our cash flow and liquidity from our subsidiaries. We depend on the earnings and the distribution of funds from Dex Media East and Dex Media West to meet our liquidity needs. Although our subsidiaries are not obligated to make funds available to us for any purpose, Dex Media East and Dex Media West are expected to make cash distributions of up to $8.4 million and $11.6 million, respectively, to us semi-annually to service our cash interest obligations on the 8% notes due 2013, subject to certain covenant requirements under the subsidiary note indentures and the credit agreements. Such requirements are described in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the three months ended March 31, 2005, approximately 98% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROM. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages local search site during 2004 in the Dex States, as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This may ultimately result in upward pressure on our paper prices.
Critical Accounting Policies and Estimates
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout this Item 2 where these policies affect our reported and expected financial results.

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
New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year, beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Cautionary Note Regarding Forward-Looking Statements
      This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this quarterly report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.
      We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt
      As of March 31, 2005, we had a total outstanding debt balance of $5,608.3 million comprised of $2,312.5 million of variable rate debt drawn under our subsidiaries’ credit facilities, $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries and $1,057.8 million of cash pay and discount notes issued directly by us. Dex Media East’s credit facilities were made up of $427.2 million of Tranche A term loans maturing in November 2008, $461.3 million of Tranche B term loans maturing in May 2009 and $5.0 million borrowing on the revolving loan. Dex Media West’s credit facilities were made up of $474.5 million of Tranche A term loans maturing in September 2009 and $944.5 million of Tranche B term loans maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loans, Tranche B term loans and revolving loans approximated fair values.
      Dex Media East’s $450.0 million of unsecured senior notes bears a fixed interest rate of 9.875% and matures in November 2009. Dex Media West’s $385.0 million of unsecured senior notes bears a fixed interest rate of 8.5% and matures in August 2010. Dex Media West’s $300.0 million of unsecured senior notes bears a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior notes were $495.0 million, $411.0 million and $288.0 million, respectively, as of March 31, 2005.
      Dex Media East’s $341.3 million of unsecured senior subordinated notes bears a fixed interest rate of 12.125% and matures in November 2012. Dex Media West’s $761.8 million of unsecured senior subordinated notes bears a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the Dex Media East’s and Dex Media West’s senior subordinated notes were $404.4 million and $849.4 million, respectively, as of March 31, 2005.
      The $500.0 million cash pay notes and the $557.8 million discount notes issued directly by us all mature in November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Interest will accrue on the discount notes in the form of an increase in the accreted value between the date of the original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the discount notes were $517.5 million and $570.0 million, respectively, as of March 31, 2005.

Interest Rate Risk
      As of March 31, 2005, we had $5.0 million of debt outstanding under our subsidiaries’ revolving loans (with an additional $1 million committed under a stand-by letter of credit), $901.6 million of debt outstanding under our subsidiaries’ Tranche A term loans and $1,405.9 million of debt outstanding under our subsidiaries’ Tranche B term loans. Our subsidiaries’ revolving loans and term loans are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. The Dex Media East interest rate swap agreements, which became effective May 8, 2003, have a current aggregate notional amount of $250.0 million and applicable fixed rates ranging from 3.010% to 4.085%. They will expire in various terms ranging from May 2005 to May 2008. The Dex Media West fixed interest rate swap agreements, which were entered into in October 2004, have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Dex Media West floating interest rate swap agreements, which were entered into in November 2004, have an aggregate notional amount of $300.0 million, with a LIBOR that resets semiannually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expires in November 2011. The notional amount of Dex Media East’s interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings and interest rate swap agreements on January 1, 2005 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate swap agreements, our interest expense for the three months ended March 31, 2005 would have increased by $8.1 million, of which $2.9 million would have been related to the changes in the fair value of the swap agreements. We do not intend to use any financial derivative instruments for speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc.
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Exhibit 32.1 is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dex Media, Inc.

By:	/s/ Robert M. Neumeister, Jr.

Robert M. Neumeister, Jr.
Executive Vice President and
Chief Financial Officer
Date: May 5, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc.
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Exhibit 32.1 is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.