Form 10-Q
period 2005-06-30
DEX MEDIA INC
filed 2005-08-04
CIK 1284529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-32249

Dex Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1855759
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
      As of August 2, 2005, there were 150,463,818 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I.
FINANCIAL INFORMATION

Item I.	Financial Statements
DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$316	$9,234
Accounts receivable, net	120,370	104,232
Deferred directory costs	306,083	291,237
Current deferred income taxes	23,955	13,438
Other current assets	14,999	13,102

Total current assets	465,723	431,243
Property, plant and equipment, net	103,777	101,471
Goodwill	3,081,446	3,081,446
Intangible assets, net	2,860,808	3,033,659
Deferred income taxes	52,268	85,149
Deferred financing costs	125,401	142,182
Other assets	2,475	2,815

Total Assets	$6,691,898	$6,877,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,348	$48,410
Employee compensation	30,718	36,432
Common stock dividend payable	13,548	13,528
Deferred revenue and customer deposits	218,301	207,655
Accrued interest payable	65,244	63,202
Current portion of long-term debt	302,122	189,534
Other accrued liabilities	11,115	18,563

Total current liabilities	687,396	577,324
Long-term debt	5,226,711	5,537,848
Post-retirement obligations	86,480	81,095
Other liabilities	1,596	1,163

Total Liabilities	6,002,183	6,197,430

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Series A Junior Participating Preferred Stock, $0.01 par value, 200,000 shares authorized	—	—
Common stock, $0.01 par value, 700 million shares authorized, 150,457,926 and 150,281,662 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,505	1,503
Additional paid-in capital	808,232	833,736
Accumulated deficit	(119,969)	(153,916)
Accumulated other comprehensive loss	(53)	(788)

Total Stockholders’ Equity	689,715	680,535

Total Liabilities and Stockholders’ Equity	$6,691,898	$6,877,965

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$413,549	$396,704	$825,208	$784,881
Operating expenses:
Cost of revenue	124,876	122,193	248,301	240,385
General and administrative expense	47,093	42,094	90,625	83,025
Bad debt expense	12,496	10,740	22,892	23,160
Depreciation and amortization expense	7,356	7,383	14,139	13,713
Amortization of intangibles	86,425	103,111	172,851	206,221

Total operating expenses	278,246	285,521	548,808	566,504

Operating income	135,303	111,183	276,400	218,377
Other (income) expense:
Interest income	(878)	(443)	(1,182)	(700)
Interest expense	106,838	117,994	223,125	242,619
Other (income) expense, net	(1,516)	10	(1,395)	43

Income (loss) before income taxes	30,859	(6,378)	55,852	(23,585)
Income tax provision (benefit)	12,104	(2,319)	21,905	(8,985)

Net income (loss)	$18,755	$(4,059)	$33,947	$(14,600)

Basic income (loss) per common share	$0.12	$(0.04)	$0.23	$(0.14)
Diluted income (loss) per common share	0.12	(0.04)	0.22	(0.14)
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Operating activities:
Net income (loss)	$33,947	$(14,600)
Adjustments to net income (loss):
Bad debt expense	22,892	23,160
Depreciation and amortization expense	14,139	13,713
Amortization of intangibles	172,851	206,221
Amortization of deferred financing costs	20,565	29,556
Accretion on discount notes	23,594	19,392
Stock-based compensation expense	1,068	315
Loss on disposition of assets	113	9
Deferred tax provision (benefit)	21,905	(8,985)
Changes in operating assets and liabilities:
Accounts receivable	(39,030)	(13,321)
Deferred directory costs	(14,846)	(26,027)
Other current assets	(1,897)	5,142
Other long-term assets	613	425
Accounts payable and other liabilities	(14,678)	(22,473)
Accrued interest	2,042	(10,570)
Deferred revenue and customer deposits	10,646	47,682
Other long-term liabilities	808	(3,701)
Employee benefit plan obligations	5,385	5,821

Cash provided by operating activities	260,117	251,759

Investing activities:
Expenditures for property, plant and equipment	(4,048)	(9,772)
Capitalized software development costs	(12,510)	(29,608)
Working capital adjustment related to the acquisition of Dex West	—	5,251

Cash used for investing activities	(16,558)	(34,129)

Financing activities:
Proceeds from borrowings on revolving credit facilities	158,500	31,000
Repayments of borrowings on revolving credit facilities	(62,000)	(28,000)
Proceeds from issuance of long-term debt	—	250,476
Payments on long-term debt	(318,643)	(222,000)
Exercise of employee stock options	505	4,743
Payment of financing costs	(3,784)	(6,072)
Contribution by stockholders	—	1,439
Distributions to stockholders	—	(254,154)
Common stock dividends paid	(27,055)	—

Cash used for financing activities	(252,477)	(222,568)

Cash and cash equivalents:
Decrease	(8,918)	(4,938)
Beginning balance	9,234	7,416

Ending balance	$316	$2,478

Supplemental cash flow disclosures:
Interest paid	$180,219	$204,227
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

(a)	The Company
      Dex Media, Inc. (“Dex Media” or the “Company”) is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States,” and, together with the Dex East States, the “Dex States”).
      Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates the directory business in the Dex East States and Dex Media West operates the directory business in the Dex West States.
      The Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
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
      Effective July 21, 2004, the Company consummated its initial public offering of common stock (the “IPO”). The Company issued 19,736,842 shares of common stock at an IPO price of $19.00 per share for net proceeds of $354.0 million. A portion of the net proceeds was used to redeem all of the Company’s outstanding 5% Series A Preferred Stock, including accrued and unpaid dividends, for $128.5 million and to pay fees and expenses related to the IPO. On August 26, 2004, the remainder of net proceeds related to the IPO was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the IPO, the Company paid $10.0 million to each of the Sponsors to eliminate the $4.0 million aggregate annual advisory fees payable under Dex Media East’s and Dex Media West’s management consulting agreements. Immediately prior to the IPO, the Company effected a 10-for-1 common stock split. The share and per share data for the three months and six months ended June 30, 2004 have been adjusted to reflect the effects of the stock split.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of June 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.
      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year. The accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 reflect the consolidated financial position, results of operations and cash flows of the Company, which includes its wholly-owned subsidiaries. The accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2004 include all material adjustments required under purchase accounting related to the Dex West Acquisition subsequent to September 9, 2003.

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
      The sale of advertising in printed directories published by the Company is its primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months and six months ended June 30, 2005, the Company published 96 and 169 directories, respectively. During the three months and six months ended June 30, 2004, the Company published 87 and 161 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the three months and six months ended June 30, 2005 and 2004.
      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue
      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period. Such differences may be significant.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Income (loss)
As reported	$18,755	$(4,059)	$33,947	$(14,600)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	283	169	558	191
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(438)	(292)	(881)	(424)

Pro forma	$18,600	$(4,182)	$33,624	$(14,833)

Basic income (loss) per common share
As reported	$0.12	$(0.04)	$0.23	$(0.14)
Pro forma	0.12	(0.04)	0.22	(0.14)
Diluted income (loss) per common share
As reported	$0.12	$(0.04)	$0.22	$(0.14)
Pro forma	0.12	(0.04)	0.22	(0.14)

(f) Income Tax Provision
      The Company files a consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized. No valuation allowance has been established against deferred tax assets as of June 30, 2005 or December 31, 2004.

(g)	New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment.” SAB No. 107 provides an interpretation of SFAS No. 123R “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding as of June 30, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on the Company’s results of operations.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle has always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

4.	Goodwill and Intangible Assets
      During the three months and six months ended June 30, 2005 goodwill was not impaired or otherwise adjusted. The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of June 30, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(664,972)	$1,122,028	20 years	(1)
Customer relationships — national	493,000	(137,631)	355,369	25 years	(1)
Non-compete/publishing agreements	610,000	(33,208)	576,792	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(64,018)	68,982	4-5 years
Advertising agreement	49,000	(7,363)	41,637	14-15 years

Totals	$3,768,000	$(907,192)	$2,860,808

	As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(542,968)	$1,244,032	20 years	(1)
Customer relationships — national	493,000	(110,722)	382,278	25 years	(1)
Non-compete/publishing agreements	610,000	(25,488)	584,512	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(49,480)	83,520	4-5 years
Advertising agreement	49,000	(5,683)	43,317	14-15 years

Totals	$3,768,000	$(734,341)	$3,033,659

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004

Dex Media East Notes Payable to Banks (equal right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average rate of 4.58% at June 30, 2005)	$364,369	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average rate of 4.98% at June 30, 2005)	451,498	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 4.64% at June 30, 2005)	53,000	—
Dex Media West Notes Payable to Banks (equal right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average of 4.57% at June 30, 2005)	391,841	492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.93% at June 30, 2005)	916,933	981,152
Revolving loan bearing interest at ABR plus the current applicable spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 4.75% at June 30, 2005)	43,500	—
Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, due in November 2009, bearing interest at 9.875%	450,000	450,000
Unsecured senior subordinated notes payable, due in November 2012, bearing interest at 12.125%	341,250	341,250
Dex Media West Unsecured Notes Payable (in descending order of right of payment; senior notes equal right of payment):
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800
Dex Media Unsecured Notes Payable (equal right of payment):
Unsecured senior notes payable, due November 2013, bearing interest at 8%	500,000	500,000
Unsecured senior discount notes payable, due November 2013, bearing interest at 9%	569,642	546,048

	5,528,833	5,727,382
Less: current portion of long-term debt	(302,122)	(189,534)

	$5,226,711	$5,537,848

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dex Media West registered its 5.875% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of June 30, 2005, there were $96.5 million of borrowings under the Company’s revolving credit facilities (with an additional approximate $1 million committed under a standby letter of credit). The Company paid interest and fees on the credit facilities, interest rate swaps and outstanding notes of $178.7 million and $202.0 million during the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the Company was in compliance with all covenants under its credit facilities.

6.	Derivative Instruments and Hedging Activities
      As of June 30, 2005, Dex Media East has two interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $125.0 million, applicable fixed rates ranging from 3.638% to 4.085% and expire in November 2007 and May 2008.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with Dex Media East’s variable-rate term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the three months ended June 30, 2005 and 2004, the Company reclassified $0.3 million and $1.8 million of hedging losses into earnings, respectively. During the six months ended June 30, 2005 and 2004, the Company reclassified $0.9 million and $3.6 million of hedging losses into earnings, respectively. For the three months and six months ended June 30, 2005, the Company had $0.8 million of unrealized losses, net of tax, and $0.7 million of unrealized gains, net of tax, included in other comprehensive income, respectively. For the three months and six months ended June 30, 2004, the Company had $4.3 million and $3.0 million of unrealized gains, net of tax, included in other comprehensive income, respectively. As of June 30, 2005 and December 31, 2004, the Company had $0.1 million and $0.8 million of unrealized losses, net of tax, respectively, included in AOCI.
      As of June 30, 2005, less than $0.1 million of deferred losses, net of tax, on derivative instruments recorded in AOCI are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.
      During November 2002, Dex Media East entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. No losses were reported in earnings for the three months and six months ended June 30, 2005 and losses of less than $0.1 million were reported for the three months and six months ended June 30, 2004. The interest rate cap had a notional amount of $200.0 million and expired in May 2005.
      In October 2004, Dex Media West entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on Dex Media West term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended June 30, 2005, the Company recorded a loss of $1.1 million, which has been recorded as an increase to interest expense. For the six months ended June 30, 2005, the Company recorded a gain of $1.4 million, which has been recorded as a reduction to interest expense.
      In May 2005 and June 2005, Dex Media West terminated the six floating interest rate swap agreements entered into in November 2004. Under the terms of the floating interest rate swaps, the Company received

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed interest payments that match the interest obligations of the 5 7/8% notes issued in November 2004 and made floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps had an aggregate notional amount of $300.0 million, floating rate LIBOR that reset semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were to expire in November 2011. The Company had not designated these interest rate swap agreements as hedged instruments and therefore, reported all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months and six months ended June 30, 2005, the Company recorded net gains, as a reduction to interest expense, of $7.8 million and $2.2 million, respectively, of which $7.1 million represents the gain recognized upon termination of the swaps resulting in a cumulative net gain of $0.4 million during the life of those swaps. The Company paid $2.1 million upon termination of the swaps.
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
      For the three months and six months ended June 30, 2005 and 2004, comprehensive income (loss) included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss)	$18,755	$(4,059)	$33,947	$(14,600)
Changes in fair value of derivatives, net of tax	(845)	4,279	735	3,008

Comprehensive income (loss)	$17,910	$220	$34,682	$(11,592)

8.	Stockholders’ Equity

(a)	Preferred stock
      As discussed in Note 1(c), all outstanding preferred stock was redeemed on July 27, 2004 for $128.5 million, including accrued and unpaid dividends, in connection with the IPO.

(b)	Common stock
      As discussed in Note 1(c), the Company consummated its IPO effective July 21, 2004. As part of the IPO, the Company issued 19,736,842 shares of common stock. Immediately prior to the IPO, the Company completed a 10-for-1 stock split of common shares outstanding. Effective January 25, 2005, the Company consummated a secondary offering of common stock to sell 18 million of the Sponsor’s shares of common stock. All of the proceeds were paid to the Sponsors.

(c)	Dividends
      On May 19, 2005, Dex Media announced a common stock dividend of $0.09 per common share, which was paid on July 15, 2005 to shareholders of record as of June 16, 2005. On February 17, 2005, Dex Media

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
announced a common stock dividend of $0.09 per common share, which was paid on April 15, 2005 to stockholders of record as of March 18, 2005. On December 14, 2004, Dex Media announced a common stock dividend of $0.09 per common share, which was paid on January 31, 2005 to stockholders of record as of January 3, 2005. The terms of the Company’s indebtedness and the terms of its subsidiaries’ indebtedness restrict the Company from paying cash dividends on its common stock under some circumstances.
      As discussed in Note 8(a), all accrued and unpaid preferred stock dividends were distributed on July 27, 2004 in connection with the IPO. On January 28, 2004, Dex Media declared a distribution to its parent of $250.5 million which was paid February 17, 2004 and included payment of cumulative undeclared dividends on its Series A Preferred Stock up to February 17, 2004 of $2.8 million. No dividends or other distributions could be paid to the holders of common stock until the Company declared and set aside funds for payment of all dividends in arrears on all Series A Preferred Stock.

(d)	Basic and Diluted Income (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net income (loss)	$18,755	$(4,059)	$33,947	$(14,600)
Dividend accumulated on Series A Preferred Stock	—	(1,571)	—	(3,467)

Income (loss) available to common stockholders	$18,755	$(5,630)	$33,947	$(18,067)

Basic income (loss) per share	$0.12	$(0.04)	$0.23	$(0.14)
Diluted income (loss) per share	0.12	(0.04)	0.22	(0.14)
      The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	150,377,455	130,541,014	150,334,924	130,067,175
Dilutive impact of options and unvested restricted stock outstanding	2,084,580	—	2,099,016	—

Denominator for diluted net income (loss) per common share — weighted-average diluted common shares outstanding	152,462,035	130,541,014	152,433,940	130,067,175

      For the three months and six months ended June 30, 2005, the effect of 161,883 and 152,800 of outstanding stock options, respectively, were excluded from the calculation of diluted income per common share because the effect of the assumed exercise was anti-dilutive. For the three months and six months ended June 30, 2004 the effect of 5,066,540 of outstanding stock options and 323,970 of outstanding Series A Preferred Stock were excluded from the calculation of diluted loss per common share because the effect of the assumed exercise or conversion was anti-dilutive.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. In May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of June 30, 2005, 6,100,386 shares of Company common stock were available for grant under the 2004 Plan and 2002 Plan, with 67,500 shares of restricted stock issued pursuant to restricted stock agreements. As of December 31, 2004, the maximum number of shares of common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650, with 25,000 shares of restricted stock awarded pursuant to restricted stock agreements.
      Dex Media’s Compensation Committee determines the exercise price for each option awarded. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

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
      Pension costs and other post-retirement benefit costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits, as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended June 30, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,147	$517	$2,725	$625
Interest cost	3,128	970	3,100	800
Expected return on plan assets	(4,126)	—	(4,100)	—
Amortization of prior service costs	(104)	(135)	—	(100)
Amortization of net (gain) loss	—	22	—	—

Net periodic benefit cost	$1,045	$1,374	$1,725	$1,325

	Six Months Ended June 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$5,047	$1,167	$5,450	$1,250
Interest cost	6,228	1,870	6,200	1,600
Expected return on plan assets	(8,226)	—	(8,200)	—
Amortization of prior service costs	(104)	(235)	—	(200)
Amortization of net (gain) loss	—	22	—	—

Net periodic benefit cost	$2,945	$2,824	$3,450	$2,650

      Dex Media does not expect to make any contributions to its pension plan in 2005.
      As a result of employee terminations, Dex Media expects that lump sum settlement payments of pension liabilities will exceed pension service and interest costs during the three months ended September 30, 2005. Dex Media expects to record a settlement as defined in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The result of this settlement accounting will be to record a portion of the Company’s unrecognized actuarial gain or loss to income. The Company can not estimate that gain or loss at this time.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to be paid to employers beginning in 2006 if an employer provides alternative prescription drug coverage for Medicare eligible retirees where that alternative coverage is at least actuarially equivalent to the standard coverage provided under the Medicare Act. Final regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005 and it was subsequently determined that the plan’s prescription drug benefit for certain occupational (union) employees is projected to satisfy the requirements to receive the federal subsidy for approximately eight years beginning in 2006. The expected savings was not included in the 2004 financial results, but is expected to be reflected in the net periodic benefit cost for 2005 and later years.
      In accordance with FASB Staff Position No. 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the reduction in plan liability was recognized as an actuarial gain as of January 1, 2005. This reduced the plan’s liability by approximately $0.2 million as of January 1, 2005. The impact of the subsidy on the total 2005 net periodic benefit cost was immaterial. In addition, the amount of federal subsidies projected to be received by us for the periods 2006 through 2013 are also expected to be immaterial.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

11.	Related Party Transactions
      In connection with the Dex East Acquisition and the Dex West Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Dex East Acquisition and the Dex West Acquisition of $15.0 million and $20.1 million, respectively. In addition, each of the Sponsors received an annual advisory fee of $2.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $10.0 million paid to each of the Sponsors, for an aggregate of $20.0 million, in conjunction with the IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, finance or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 and $2.0 million in advisory fees for the three months and six months ended June 30, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder of Amdocs during 2004. For the six months ended June 30, 2005 and 2004, the Company paid Amdocs $17.8 million and $30.5 million, respectively, under this agreement and for other related on-going support.

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
      We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. During the three months ended June 30, 2005 and 2004, we published 96 and 87 directories, respectively, and printed approximately 13.8 million and 9.4 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex States. During the six months ended June 30, 2005 and 2004, we published 169 and 161 directories, respectively, and printed approximately 28.2 million and 25.2 million copies, respectively, of these directories. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
      We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.
      For both the three months and six months ended June 30, 2005, we generated approximately 97% and 98%, respectively, of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% and 2% of our total revenue. For the three months and six months ended June 30, 2005, we generated $413.5 million and $825.2 million in total revenue, respectively. See “Results of Operations” in this Item 2.

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

      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performance of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our actual results may differ materially from those contained in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2.
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

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition were lower than they otherwise would have been because the Dex West Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Dex West Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise be recognized in the twelve months subsequent to the Dex West Acquisition. The purchase method of accounting did not affect our revenue and directory costs in periods subsequent to September 30, 2004. These purchase accounting adjustments are non-recurring and have no impact on cash flows.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the three months and six months ended June 30, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21.

Cost of Revenue
      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in that period. Such differences may be significant.
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, as well as employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

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
Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex West Acquisition was accounted for under the purchase method of accounting. For the three months ended June 30, 2004, our revenue and cost of revenue were $15.35 million and $3.3 million lower, respectively, than they would have been due to the effects of purchase accounting. For the six months ended June 30, 2004, our revenue and cost of revenue were $38.1 million and $9.7 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Dex West Acquisition. These purchase accounting adjustments are non-recurring and have no historical or future cash impact. The purchase method of accounting will not affect our revenue or directory costs for any period subsequent to September 30, 2004.
      Prior to the IPO, we paid an annual management fee of $4.0 million to the Sponsors. In connection with the IPO, we made a lump sum payment of $20.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. For the three months and six months ended June 30, 2004, the Company incurred $1.0 million and $2.0 million of advisory fees, respectively.
      During the six months ended June 30, 2005, the Company incurred $0.7 million of secondary offering costs related to the sale of 18 million shares of common stock held by the Sponsors. No offering costs were incurred in the six months ended June 30, 2004.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
      The results of operations for the three months ended June 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Dex West Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Three Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$339,220	$336,467
National directory services	58,176	45,304
Qwest advertising	4,290	6,204
Other revenue	11,863	8,729

Total revenue	413,549	396,704
Cost of revenue	124,876	122,193

Gross profit, excluding depreciation and amortization expense	$288,673	$274,511
Gross margin	69.8%	69.2%
General and administrative expense, including bad debt expense	$59,589	$52,834

Revenue
      Total revenue increased $16.8 million, or 4.2%, to $413.5 million for the three months ended June 30, 2005 from $396.7 million for the three months ended June 30, 2004. Total revenue for the three months ended June 30, 2004 was $15.35 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $1.5 million, or 0.4%, for the three months ended June 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was due to an increase in national directory services revenue and an increase in other revenue relating to our Internet product line, which was partially offset by a decrease in Qwest advertising revenue.
      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, and are offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Fluctuations in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $2.8 million, or 0.8%, to $339.2 million for the three months ended June 30, 2005 compared to $336.5 million for the three months ended June 30, 2004. Local directory service revenue for the three months ended June 30, 2004 was $3.5 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue decreased $0.8 million, or 0.2%, for the three months ended June 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.0% and 82.5% of revenue for the three months ended June 30, 2005 and the three months ended June 30, 2004, respectively.
      Revenue from national advertisers increased $12.9 million, or 28.4%, to $58.2 million for the three months ended June 30, 2005 compared to $45.3 million for the three months ended June 30, 2004. Revenue from national advertisers for the three months ended June 30, 2004 was $11.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers, increased $1.0 million, or 1.7%, for the three months ended June 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 14.1% and 13.9% of revenue for the three months ended June 30, 2005 and the three months ended June 30, 2004, respectively.
      Revenue from Qwest advertising decreased $1.9 million, or 30.9%, to $4.3 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million in advertising annually from us. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess may be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased $3.1 million, or 35.9%, to $11.9 million for the three months ended June 30, 2005 from $8.7 million for the three months ended June 30, 2004. This increase in other revenue was primarily due to an increase in Internet revenue, and was partially offset by a decrease in our direct marketing revenue.

Cost of Revenue
      Cost of revenue recognized was $124.9 million for the three months ended June 30, 2005 compared to $122.2 million for the three months ended June 30, 2004. Cost of revenue recognized for the three months ended June 30, 2004 was $3.3 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.2% and 30.5% of revenue for the three months ended June 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the three months ended June 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $129.3 million and $118.1 million, respectively. As described below, the increase in incurred costs primarily resulted from eight directories whose publication date was shifted from the first quarter of 2005 to the second quarter of 2005 partially offset by a decrease as a result of moving the publication date of two directories from the second quarter of 2005 to the first quarter of 2005 and two directories from the second quarter of 2005 to the third quarter of 2005. Under the deferral and amortization method of accounting, the resulting increase in cost of revenue recognized was less than 1% each of revenue and gross profit for the three months ended June 30, 2005.
      Employee costs incurred decreased $2.4 million, or 4.4%, to $52.2 million for the three months ended June 30, 2005 from $54.6 million for the three months ended June 30, 2004. This decrease resulted from a reduction in the number of our employees, which related primarily to planned workforce reductions.

      Direct publishing costs incurred, which primarily include paper, printing and distribution, increased $8.7 million, or 23.3%, to $46.0 million for the three months ended June 30, 2005 from $37.3 million for the three months ended June 30, 2004. The increase was primarily a result of moving the publication date of eight directories from the first quarter of 2005 to the second quarter of 2005, and was partially offset by a decrease as a result of moving the publication date of two directories from the second quarter of 2005 to the first quarter of 2005 and two directories from the second quarter of 2005 to the third quarter of 2005. This increase was also partially offset by a reduction in printing costs for a portion of our directories in 2005 due to the implementation of a new printing agreement with one of the two outside providers of printing service.
      Contracting and professional fees incurred increased $3.5 million, or 56.5%, to $9.7 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004.
      National commissions incurred increased $3.5 million, or 31.0%, to $14.8 million for the three months ended June 30, 2005 from $11.3 million for the three months ended June 30, 2004. The increase was primarily a result of moving the publication of eight directories from the first quarter of 2005 to the second quarter of 2005. This increase was partially offset by a decrease in commissions as a result of moving the publication date of two directories from the second quarter of 2005 to the first quarter of 2005 and two directories from the second quarter of 2005 to the third quarter of 2005.
      Other cost of revenue incurred, which primarily includes systems expense and office and facilities expense, was $6.6 million for the three months ended June 30, 2005 compared to $8.7 million for the three months ended June 30, 2004.

Gross Profit
      Our gross profit was $288.7 million for the three months ended June 30, 2005 compared to $274.5 million for the three months ended June 30, 2004. Excluding the effects of purchase accounting, gross profit for the three months ended June 30, 2004 would have been $286.6 million. Gross margin, excluding the effects of purchase accounting in 2004, was 69.8% for the three months ended June 30, 2005 compared to 69.5% for the three months ended June 30, 2004.

General and Administrative Expense
      General and administrative expense, including bad debt expense, increased $6.8 million, or 12.8% to $59.6 million for the three months ended June 30, 2005 compared to $52.8 million for the three months ended June 30, 2004.
      Employee costs increased $4.0 million, or 28.2%, to $18.2 million for the three months ended June 30, 2005 compared to $14.2 million for the three months ended June 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $9.1 million for the three months ended June 30, 2005 and for the three months ended June 30, 2004. Benefits decreased $0.4 million, or 8.9%, to $4.1 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004. Other employee costs increased $4.4 million for the three months ended June 30, 2005, to $5.0 million from $0.6 million for the three months ended June 30, 2004. This increase was primarily related to recognition of net accrued severance costs of $4.0 million in connection with planned workforce reductions during the three months ended June 30, 2005.
      Advertising expense decreased $0.5 million, or 5.4%, to $8.8 million for the three months ended June 30, 2005 from $9.3 million for the three months ended June 30, 2004. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 2.1% for the three months ended June 30, 2005 from 2.3% for the three months ended June 30, 2004.
      Contracting and professional fees increased $1.8 million, or 19.1%, to $11.2 million for the three months ended June 30, 2005 compared to $9.4 million for the three months ended June 30, 2004. For the three months ended June 30, 2004, contracting and professional fees included $1.0 million of advisory fees paid to our Sponsors. This fee was terminated in conjunction with the IPO and therefore was not incurred in the three months ended June 30, 2005. The decrease related to such advisory fees was offset by an increase in on-going support costs related to our new production system, which we began incurring in the second quarter of 2004.
      Bad debt expense increased $1.8 million, or 16.4%, to $12.5 million for the three months ended June 30, 2005 from $10.7 million for the three months ended June 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 3.0% for the three months ended June 30, 2005 compared to 2.6% for the three months ended June 30, 2004.
      All other general and administrative expense decreased $0.3 million, or 3.3%, to $8.9 million for the three months ended June 30, 2005 from $9.2 million for the three months ended June 30, 2004.

Amortization of Intangibles
      For the three months ended June 30, 2005 and 2004, we recognized $86.4 million and $103.1 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense was the result of a declining method used to amortize the value of the acquired customer accounts in proportion with their estimated retention lives.

Interest Expense
      Interest expense was $106.8 million and $118.0 million for the three months ended June 30, 2005 and 2004, respectively. Interest expense for the three months ended June 30, 2005 included $10.1 million of amortization of deferred financing costs and $11.9 million of accretion on discount notes. Interest expense for the three months ended June 30, 2004 included $11.3 million of amortization of deferred financing costs and $10.9 million of accretion on discount notes.

Income Taxes
      SFAS No. 109, “Accounting for Income Taxes,” requires that we recognize deferred income tax assets on net operating losses to the extent that realization of these assets is more likely than not. As of June 30, 2005, we have recorded $76.2 million of net deferred income tax assets, of which $103.5 million is the result of estimated net operating loss carryforwards of $268.8 million. As of December 31, 2004, we recorded $98.6 million of deferred income tax assets, of which $107.3 million resulted from estimated net operating loss carryforwards of $271.2 million pending the filing of the 2004 income tax return. Net operating loss carryforwards do not begin to expire until 2022. Based on current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
      The results of operations for the six months ended June 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Dex West Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$680,210	$671,505
National directory services	116,376	82,807
Qwest advertising	8,426	12,754
Other revenue	20,196	17,815

Total revenue	825,208	784,881
Cost of revenue	248,301	240,385

Gross profit, excluding depreciation and amortization expense	$576,907	$544,496
Gross margin	69.9%	69.4%
General and administrative expense, including bad debt expense	$113,517	$106,185

Revenue
      Total revenue increased $40.3 million, or 5.1%, to $825.2 million for the six months ended June 30, 2005 from $784.9 million for the six months ended June 30, 2004. Total revenue for the six months ended June 30, 2004 was $38.1 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $2.2 million, or 0.3%, for the six months ended June 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was due to an increase in local and national directory services revenue and an increase in other revenue relating to our internet product line, and was partially offset by a decrease in Qwest advertising revenue.
      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, and are offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Fluctuations in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $8.7 million, or 1.3%, to $680.2 million for the six months ended June 30, 2005 compared to $671.5 million for the six months ended June 30, 2004. Local directory service revenue for the six months ended June 30, 2004 was $5.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $2.8 million, or 0.4%, for the six months ended June 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.4% and 82.3% of revenue for the six months ended June 30, 2005 and the six months ended June 30, 2004, respectively.
      Revenue from national advertisers increased $33.6 million, or 40.5%, to $116.4 million for the six months ended June 30, 2005 compared to $82.8 million for the six months ended June 30, 2004. Revenue from national advertisers for the six months ended June 30, 2004 was $32.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers, increased $1.4 million, or 1.2%, for the six months ended June 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 14.1% and 14.0% of revenue for the six months ended June 30, 2005 and the six months ended June 30, 2004, respectively.
      Revenue from Qwest advertising decreased $4.3 million, or 33.9%, to $8.4 million for the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million in advertising annually from us. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess may be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased $2.4 million, or 13.4%, to $20.2 million for the six months ended June 30, 2005 from $17.8 million for the six months ended June 30, 2004. This increase in other revenue was primarily due to an increase in Internet revenue, and was partially offset by a decrease in our direct marketing revenue.

Cost of Revenue
      Cost of revenue recognized was $248.3 million for the six months ended June 30, 2005 compared to $240.4 million for the six months ended June 30, 2004. Cost of revenue recognized for the six months ended June 30, 2004 was $9.7 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.1% and 30.4% of revenue for the six months ended June 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the six months ended June 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $256.7 million and $258.5 million, respectively.
      Employee costs incurred decreased $5.5 million, or 5.0%, to $104.2 million for the six months ended June 30, 2005 from $109.7 million for the six months ended June 30, 2004. This decrease was a result of a reduction in the number of our employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, decreased $3.0 million, or 3.2%, to $92.2 million for the six months ended June 30, 2005 from $95.2 million for the six months ended June 30, 2004. The decrease is primarily a result of printing costs for a portion of our directories declining in 2005 due to the implementation of a new printing agreement with one of the two outside providers of printing services.
      Contracting and professional fees incurred increased $8.3 million, or 74.8%, to $19.4 million for the six months ended June 30, 2005 from $11.1 million for the six months ended June 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004.
      National commissions incurred increased $1.3 million, or 4.9%, to $28.1 million for the six months ended June 30, 2005 from $26.8 million for the six months ended June 30, 2004. This increase was primarily a result of commissions related to extension billings issued in connection with moving the publication of eight directories from the first quarter of 2005 to the second quarter of 2005.
      Other cost of revenue incurred, which primarily includes systems expense and office and facilities expense, was $12.8 million for the six months ended June 30, 2005 compared to $15.7 million for the six months ended June 30, 2004.

Gross Profit
      Our gross profit was $576.9 million for the six months ended June 30, 2005 compared to $544.5 million for the six months ended June 30, 2004. Excluding the effects of purchase accounting, gross profit for the six months ended June 30, 2004 would have been $572.9 million. Gross margin, excluding the effects of purchase accounting in 2004, was 69.9% for the six months ended June 30, 2005 compared to 69.6% for the six months ended June 30, 2004.

General and Administrative Expense
      General and administrative expense, including bad debt expense, increased $7.3 million, or 6.9% to $113.5 million for the six months ended June 30, 2005 compared to $106.2 million for the six months ended June 30, 2004.
      Employee costs increased $4.0 million, or 13.5%, to $33.6 million for the six months ended June 30, 2005 compared to $29.6 million for the six months ended June 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $18.5 million for the six months ended June 30, 2005 compared to $18.4 million for the six months ended June 30, 2004. Benefits decreased $0.1 million, or 1.1%, to $9.3 million for the six months ended June 30, 2005 from $9.4 million for the six months ended June 30, 2004. Other employee costs increased $4.0 million for the six months ended June 30, 2005 to $5.8 million from $1.8 million for the six months ended June 30, 2004, respectively. The increase was primarily related to recognition of net accrued severance costs of $4.0 million in connection with planned workforce reductions during the three months ended June 30, 2005.
      Advertising expense increased $0.8 million, or 4.8%, to $17.4 million for the six months ended June 30, 2005 from $16.6 million for the six months ended June 30, 2004. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, increased to 2.1% for the six months ended June 30, 2005 from 2.0% for the six months ended June 30, 2004.
      Contracting and professional fees were $20.7 million for the six months ended June 30, 2005 compared to $18.8 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, contracting and professional fees included $2.0 million of advisory fees paid to our Sponsors. This fee was terminated in conjunction with the IPO and therefore was not incurred in the six months ended June 30, 2005. The decrease related to such advisory fees was offset by an increase in on-going support costs related to our new production system, which we began incurring in the second quarter of 2004.
      Bad debt expense decreased $0.3 million, or 1.2%, to $22.9 million for the six months ended June 30, 2005 from $23.2 million for the six months ended June 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.8% for the six months ended June 30, 2005 and for the six months ended June 30, 2004.
      All other general and administrative expense increased $0.9 million, or 5.0%, to $18.9 million for the six months ended June 30, 2005 from $18.0 million for the six months ended June 30, 2004.

Amortization of Intangibles
      For the six months ended June 30, 2005 and 2004, we recognized $172.9 million and $206.2 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense was the result of a declining method used to amortize the value of the acquired accounts in proportion with their estimated retention lives.

Interest Expense
      Interest expense was $223.1 million and $242.6 million for the six months ended June 30, 2005 and 2004, respectively. Interest expense for the six months ended June 30, 2005 includes $20.6 million of amortization of deferred financing costs and $23.6 million of accretion on discount notes. Interest expense for the six months ended June 30, 2004 includes $29.6 million of amortization of deferred financing costs and $19.4 million of accretion on discount notes.

Income Taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent that realization of these assets is more likely than not. As of June 30, 2005, we have recorded $76.2 million of net deferred income tax assets, of which $103.5 million is the result of estimated net operating loss carryforwards of $268.8 million. As of December 31, 2004, we recorded $98.6 million of deferred income tax assets, of which $107.3 million resulted from estimated net operating loss carryforwards of $271.2 million pending the filing of the 2004 income tax return. Net operating loss carryforwards do not begin to expire until 2022. Based on current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
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
      As of June 30, 2005, we had a total outstanding debt balance of $5,528.8 million comprised of: (i) $2,221.1 million of variable rate debt drawn under our subsidiaries’ credit facilities; (ii) $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries; and (iii) $500.0 million of 8% notes due 2013 and $569.6 million of 9% discount notes due 2013 issued directly by us. Dex Media East’s credit facilities were made up of $364.4 million of Tranche A term loans maturing in November 2008, $451.5 million of Tranche B term loans maturing in May 2009 and $53.0 million borrowing on a revolving loan. Dex Media West’s credit facilities were made up of $391.8 million of Tranche A term loans maturing in September 2009, $916.9 million of Tranche B term loans maturing in March 2010 and $43.5 million borrowings on a revolving loan. Our 8% notes and 9% discount notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements.
      On June 16, 2005, Dex Media West amended its Credit Agreement, as amended and restated, to, among other things: (i) permit Dex Media West to engage in accounts receivable securitization transactions not exceeding $232.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media West from $40.6 million to $58.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.
      On June 16, 2005, Dex Media East amended its Credit Agreement, as amended and restated, to, among other things (i) permit Dex Media East to engage in accounts receivable securitization transactions not exceeding $168.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media East from $29.4 million to $42.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.

Sources of Liquidity
      Net cash provided by operations was $260.1 million and $251.8 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.
      Net cash used for investing activities was $16.6 million and $34.1 million for the six months ended June 30, 2005 and 2004, respectively. The principal use of cash for investing activities for the six months ended June 30, 2005 and 2004 was expenditures for property, plant and equipment and software. The principal source of cash from investing activities in the six months ended June 30, 2004 was the $5.3 million cash received in settlement of the working capital true-up for assets acquired and liabilities assumed in the Dex West Acquisition.
      Net cash used for financing activities was $252.5 million and $222.6 million for the six months ended June 30, 2005 and 2004, respectively. Significant uses of cash for financing activities for the six months ended June 30, 2005 include $318.6 million of repayments on long-term borrowings, $27.1 million of common stock dividends and $62.0 million of repayments of borrowings on revolving credit facilities. Significant uses of cash for financing activities for the six months ended June 30, 2004 include a $254.2 million distribution to stockholders, plus accrued and unpaid dividends and $28.0 million of repayments of borrowings on revolving credit facilities. Significant sources of cash for financing activities for the six months ended June 30, 2005 and 2004 include $158.5 million and $31.0 million, respectively, of proceeds from borrowings on revolving credit facilities and $250.5 million of proceeds from issuance of long-term debt, for the six months ended June 30, 2004.
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
      We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow;

ii. Up to $102.6 million of our subsidiaries’ revolving loans available to our subsidiaries as of June 30, 2005;

iii. Other unsecured indebtedness up to an aggregate principal amount of $360.0 million of which our subsidiaries may incur up to an aggregate principal amount of $125.0 million;

iv. Dex Media East and Dex Media West, respectively, may sell, or dispose of, assets up to $10.0 million and $15.0 million annually, subject to an aggregate amount of $20.0 million and $30.0 million, respectively;

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
      Our subsidiaries’ credit agreements and the indentures relating to our subsidiaries’ senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of such capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of June 30, 2005, the outstanding balance of capital leases was $0.2 million.

Uses of Liquidity
      We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During the six months ended June 30, 2005, we used cash generated from operations in excess of liquidity requirements to make principal repayments under our subsidiaries’ credit facilities.
      Our capital expenditure requirements over the last three years (including capital expenditures for Dex East for the period January 1 to November 8, 2002 and capital expenditures of Dex West for the period from January 1 to September 9, 2003 and the year ended December 31, 2002) averaged $49.6 million per year, or 3.1% of average total revenue, excluding the effects of purchase accounting. During 2005, a significant portion of our capital expenditures will be spent on software development and related hardware upgrades pertaining to our DexOnline.comtm website, the implementation of the Amdocs software system and other initiatives.
      During the six months ended June 30, 2005, our subsidiaries, Dex Media East and Dex Media West, collectively made required and optional repayments in an aggregate principal amount of $318.6 million under their respective term loans using the excess cash flow generated from operations and proceeds from borrowings on revolving credit facilities. As a result of these repayments and the fixed interest rate swaps that were entered into in 2002 and 2004, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes and discount notes, was comprised of 67.5% fixed rate debt and 32.5% floating rate debt as of June 30, 2005. Repayments under the credit facilities in the future will cause the percentage of fixed rate debt in the Dex Media East and Dex Media West debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.
      Tranche A and Tranche B of Dex Media East’s term loans have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the repayments made through June 30, 2005, the next mandatory repayment is due on September 30, 2005 in an amount of $22.6 million.
      Tranche A and Tranche B of Dex Media West’s term loans have required quarterly principal repayments that were scheduled to begin June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the repayments made through June 30, 2005, the next mandatory repayment is due on September 30, 2005 in an amount of $23.2 million.
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
      Although the terms of our subsidiaries’ credit facilities permitted Dex Media to issue the outstanding discount notes, such credit facilities do not specifically permit the payment of dividends to Dex Media to pay cash interest on the outstanding discount notes and when cash interest becomes payable on such notes on May 15, 2009. Accordingly, any dividend to Dex Media for payment of cash interest on the outstanding discount notes must be permitted to be paid pursuant to the general dividend basket of each of our subsidiaries’ credit facilities, which restricts Dex Media East (including its immediate parent and its subsidiaries) and Dex Media West (including its immediate parent and its subsidiaries), as applicable, from paying dividends to Dex Media in excess of $5.0 million and $12.5 million per year, respectively, if Dex Media

East (including its immediate parent and its subsidiaries) or Dex Media West (including its immediate parent and its subsidiaries), as applicable, does not comply with a coverage ratio and a leverage ratio test; furthermore, assuming the applicable parties comply with such tests, any such dividend would be limited to a portion of excess cash flow (as defined in the Dex Media East and Dex Media West credit facilities). If Dex Media East and Dex Media West are not able to pay dividends to Dex Media under the general dividend basket of their credit facilities in amounts sufficient to meet our obligations to pay cash interest on the outstanding discount notes once cash payments become due, we will need to refinance or amend our subsidiaries’ credit facilities before such date. We cannot assure you that we will be able to refinance or amend our subsidiaries’ credit facilities on commercially reasonable terms or at all.
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
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the three months and six months ended June 30, 2005, approximately 97% and 98%, respectively, of our revenue came from directory services revenue, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our renewal rate in 2004 or to date in 2005 due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing
      We are continuing to implement a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages local search site during 2004 and in the first quarter of 2005 in the Dex States, as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, will be moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.
Critical Accounting Policies and Estimates
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect of and any associated risks related to such policies on our business operations are discussed throughout this Item 2.

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
New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of June 30, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on its results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the FASB issued SFAS No. 154. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.
Cautionary Note Regarding Forward-Looking Statements
      This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 and include, but are not limited to: (i) our substantial indebtedness, which could impair our ability to operate our business; (ii) the terms of our subsidiaries’ credit facilities and indentures, which may restrict our access to cash flow and our ability to pursue our business strategies; (iii) increased competitive pressure from other directory publishers or media companies; (iv) the loss of any of our key agreements with Qwest; (v) declining usage of printed yellow page directories; (vi) our inability to renew customer advertising contracts; (vii) risks related to the start-up of new print or Internet directories and media services; (viii) our practice of extending credit to small and medium-sized businesses; (ix) our dependence on third-party providers of printing, distribution and delivery services; (x) the impact of fluctuations in the price or availability of paper; (xi) our failure to successfully convert to the Amdocs software system; (xii) the impact of turnover among sales representatives or the loss of key personnel; (xiii) the occurrence of work stoppages; and (xiv) general economic, market or business conditions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions.
      In particular, forward-looking statements include, but are not limited to, statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our strategies, revenue and cost trends, gross margins, cost savings benefits, industry and competitive forces, our segmented pricing strategy, usage of DexOnline.com and Dex Web Clicks, our debt service capabilities, our ability to meet our future liquidity needs and the impact on the Company of recent accounting pronouncements.
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
Long-Term Debt
      As of June 30, 2005, we had a total outstanding debt balance of $5,528.8 million comprised of: (i) $2,221.1 million of variable rate debt drawn under our subsidiaries’ credit facilities; (ii) $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries; and (iii) $500.0 million of 8% notes due 2013 and $569.6 million of 9% discount notes due 2013 issued directly by us. Dex Media East’s credit facilities were made up of $364.4 million of Tranche A term loans maturing in November 2008, $451.5 million of Tranche B term loans maturing in May 2009 and $53.0 million borrowing on the revolving loan. Dex Media West’s credit facilities were made up of $391.8 million of Tranche A term loans maturing in September 2009, $916.9 million of Tranche B term loans maturing in March 2010 and $43.5 million borrowings on revolving loan. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loans, Tranche B term loans and revolving loans approximated fair values.
      Dex Media East’s $450.0 million of unsecured senior notes bears a fixed interest rate of 9.875% and matures in November 2009. Dex Media West’s $385.0 million of unsecured senior notes bears a fixed interest rate of 8.5% and matures in August 2010. Dex Media West’s $300.0 million of unsecured senior notes bears a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of Dex Media East’s and Dex Media West’s senior notes were $496.1 million, $419.7 million and $296.3 million, respectively, as of June 30, 2005.
      Dex Media East’s $341.3 million of unsecured senior subordinated notes bears a fixed interest rate of 12.125% and matures in November 2012. Dex Media West’s $761.8 million of unsecured senior subordinated notes bears a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of Dex Media East’s and Dex Media West’s senior subordinated notes were $408.6 million and $868.5 million, respectively, as of June 30, 2005.
      The $500.0 million cash pay notes and the $569.6 million discount notes issued directly by us all mature in November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Interest will accrue on the discount notes in the form of an increase in the accreted value between the date of the original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the discount notes were $531.3 million and $603.8 million, respectively, as of June 30, 2005.
Interest Rate Risk
      As of June 30, 2005, we had $96.5 million of debt outstanding under our subsidiaries’ revolving loans (with an approximate additional $1 million committed under a stand-by letter of credit), $756.2 million of debt outstanding under our subsidiaries’ Tranche A term loans and $1,368.4 million of debt outstanding under our subsidiaries’ Tranche B term loans. Our subsidiaries’ revolving loans and term loans are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. The Dex Media East interest rate swap agreements, which became effective May 8, 2003, have a current aggregate notional amount of $125.0 million and applicable fixed rates ranging from 3.638% to 4.085%. They will expire in November 2007 and May 2008. The Dex Media West fixed interest rate swap agreements, which were entered into in October 2004, have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Dex Media West floating interest rate swap agreements, which were entered into in November 2004, had an aggregate notional amount of $300.0 million, with a LIBOR that resets semiannually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were terminated in May and June 2005. The notional amount of Dex Media East’s interest rate cap totaled $200.0 million, had a cap interest rate of 4.75% and expired in May 2005. Assuming we had incurred this level of borrowings and interest rate swap agreements on January 1, 2005 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate swap agreements, our interest expense for the three months and six months ended June 30, 2005 would have increased $0.7 million and $5.2 million. The offsetting decrease related to the changes in the fair value of the swap agreements would have been $3.9 million and $3.9 million for the three months and six months ended June 30, 2005, respectively. We do not intend to use any financial derivative instruments for speculative purposes.

Item 4.	Controls and Procedures
      Dex Media maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
      During the three months ended June 30, 2005, there was no change in Dex Media’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media’s internal controls over financial reporting.
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
      We held our 2005 Annual Meeting of Stockholders on May 18, 2005. At the 2005 Annual Meeting, George A. Burnett, R. Glenn Hubbard and Russell T. Lewis were each elected as a Class I director for a three-year term and until their successors are elected and qualified. James A. Attwood, Jr., Anthony J. de

Nicola, John Almeida, Jr., William E. Kennard, Bruce E. Rosenblum and Sanjay Swani continued to serve as directors after the 2005 Annual Meeting. In addition, on May 19, 2005, Michael P. Connors was appointed to serve as a Class II director.
      The record date for the 2005 Annual Meeting was April 4, 2005. On that date, there were 150,381,098 shares of the Company’s common stock outstanding and entitled to vote at the 2005 Annual Meeting. A total of 135,048,034 shares of the Company’s common stock (representing 89.8% of the shares entitled to vote) were present in person or by proxy at the 2005 Annual Meeting. At the 2005 Annual Meeting, stockholders present in person or by proxy voted on the following matters:

1. Election of three Class I directors to hold office for a three-year term and until their successors are elected and qualified.

	Votes For	Votes Withheld

George A. Burnett	122,114,184	12,933,850
R. Glenn Hubbard	132,193,024	2,855,010
Russell T. Lewis	134,014,514	1,033,520

2. Ratification of the selection by the Audit Committee of the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.

Votes For	Votes Against	Abstentions

134,988,095	48,023	11,915

Item 5.	Other Information
      On June 16, 2005, Dex Media West amended its Credit Agreement, as amended and restated, to, among other things: (i) permit Dex Media West to engage in accounts receivable securitization transactions not exceeding $232.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media West from $40.6 million to $58.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.
      On June 16, 2005, Dex Media East amended its Credit Agreement, as amended and restated, to, among other things (i) permit Dex Media East to engage in accounts receivable securitization transactions not exceeding $168.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media East from $29.4 million to $42.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.

Item 6.	Exhibits

Exhibit 10.1	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s current Report on Form 8-K dated May 17, 2005).

Exhibit 10.5	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit 10.6		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents.

Exhibit 31.1		Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2		Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Exhibit 32.1 is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 4, 2005

EXHIBIT INDEX

Exhibit 10.1		Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2		Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3		Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4		Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s current Report on Form 8-K dated May 17, 2005).

Exhibit 10.5		Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit 10.6		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents.

Exhibit 31.1		Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2		Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Exhibit 32.1 is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.