Form 10-Q
period 2005-09-30
DEX MEDIA INC
filed 2005-11-10
CIK 1284529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 9, 2005, there were 150,508,492 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I.
FINANCIAL INFORMATION

Item I.	Financial Statements
DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$217	$9,234
Accounts receivable, net	118,518	104,232
Deferred directory costs	301,710	291,237
Current deferred income taxes	21,276	13,438
Other current assets	15,875	13,102

Total current assets	457,596	431,243
Property, plant and equipment, net	104,208	101,471
Goodwill	3,081,446	3,081,446
Intangible assets, net	2,774,383	3,033,659
Deferred income taxes	44,205	85,149
Deferred financing costs	117,684	142,182
Other assets	3,000	2,815

Total Assets	$6,582,522	$6,877,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,756	$48,410
Employee compensation	25,891	36,432
Common stock dividend payable	13,570	13,528
Deferred revenue and customer deposits	213,557	207,655
Accrued interest payable	74,677	63,202
Current portion of long-term debt	244,327	189,534
Other accrued liabilities	9,728	18,563

Total current liabilities	632,506	577,324
Long-term debt	5,163,961	5,537,848
Post-retirement obligations	91,270	81,095
Other liabilities	1,278	1,163

Total Liabilities	5,889,015	6,197,430

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Series A Junior Participating Preferred Stock, $0.01 par value, 200,000 shares authorized	—	—
Common stock, $0.01 par value, 700 million shares authorized, 150,482,492 and 150,281,662 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,505	1,503
Additional paid-in capital	795,369	833,736
Accumulated deficit	(104,401)	(153,916)
Accumulated other comprehensive gain (loss)	1,034	(788)

Total Stockholders’ Equity	693,507	680,535

Total Liabilities and Stockholders’ Equity	$6,582,522	$6,877,965

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$418,349	$404,808	$1,244,430	$1,190,216
Operating expenses:
Cost of revenue, excluding depreciation and amortization	124,907	123,520	373,208	363,905
General and administrative expense	47,117	51,529	137,741	134,552
Bad debt expense	15,948	10,475	38,840	33,635
Termination of annual advisory fees	—	20,000	—	20,000
Depreciation and amortization expense	9,006	8,604	23,145	22,318
Amortization of intangibles	86,425	103,110	259,276	309,331

Total operating expenses	283,403	317,238	832,210	883,741

Operating income	134,946	87,570	412,220	306,475
Other (income) expense:
Interest income	(141)	(357)	(450)	(529)
Interest expense	109,430	144,635	332,556	387,255
Other expense (income), net	38	18	(1,357)	60

Income (loss) before income taxes	25,619	(56,726)	81,471	(80,311)
Income tax provision (benefit)	10,051	(23,061)	31,956	(32,046)

Net income (loss)	$15,568	$(33,665)	$49,515	$(48,265)

Basic income (loss) per common share	$0.10	$(0.23)	$0.33	$(0.39)
Diluted income (loss) per common share	0.10	(0.23)	0.32	(0.39)
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating activities:
Net income (loss)	$49,515	$(48,265)
Adjustments to net income (loss):
Bad debt expense	38,840	33,635
Depreciation and amortization expense	23,145	22,318
Amortization of intangibles	259,276	309,331
Amortization of deferred financing costs	28,306	46,331
Accretion on discount notes	35,836	30,636
Stock-based compensation expense	1,649	787
Loss on disposition of assets	113	9
Deferred tax provision (benefit)	31,956	(32,046)
Changes in operating assets and liabilities:
Accounts receivable	(53,126)	(20,350)
Deferred directory costs	(10,473)	(19,240)
Other current assets	(2,110)	(5,249)
Other long-term assets	775	1,585
Accounts payable and other liabilities	(16,487)	(11,521)
Accrued interest	11,475	(2,946)
Deferred revenue and customer deposits	5,902	44,664
Other long-term liabilities	920	(4,124)
Employee benefit plan obligations	10,175	8,650

Cash provided by operating activities	415,687	354,205

Investing activities:
Expenditures for property, plant and equipment	(3,950)	(12,590)
Capitalized software development costs	(22,045)	(35,443)
Working capital adjustment related to the acquisition of Dex West	—	5,185

Cash used for investing activities	(25,995)	(42,848)

Financing activities:
Proceeds from borrowings on revolving credit facilities	231,000	41,000
Repayments of borrowings on revolving credit facilities	(199,000)	(41,000)
Proceeds from issuance of long-term debt	—	250,476
Payments on long-term debt	(386,930)	(539,389)
Exercise of employee stock options	619	4,426
Payment of financing costs	(3,808)	(6,030)
Contribution by stockholders	—	320
Distributions to stockholders	—	(250,520)
Common stock dividends paid	(40,590)	—
Redemption of preferred stock	—	(128,483)
Issuance of common stock	—	375,000
Offering costs	—	(20,795)

Cash used for financing activities	(398,709)	(314,995)

Cash and cash equivalents:
Decrease	(9,017)	(3,638)
Beginning balance	9,234	7,416

Ending balance	$217	$3,778

Supplemental cash flow disclosures:
Interest paid	$261,007	$313,513
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
      Effective July 21, 2004, the Company consummated its initial public offering of common stock (the “IPO”). The Company issued 19,736,842 shares of common stock at an IPO price of $19.00 per share for net proceeds of $354.0 million. A portion of the net proceeds was used to redeem all of the Company’s outstanding 5% Series A Preferred Stock, including accrued and unpaid dividends, for $128.5 million and to pay fees and expenses related to the IPO. On August 26, 2004, the remainder of the net proceeds related to the IPO was used to redeem $183.8 million of Dex Media East’s senior subordinated notes at a redemption price of 112.125% along with the accrued and unpaid interest and $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the IPO, the Company paid $10.0 million to each of the Sponsors to eliminate the $4.0 million aggregate annual advisory fees payable under Dex Media East’s and Dex Media West’s management consulting agreements. Immediately prior to the IPO, the Company effected a 10-for-1 common stock split.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of September 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.
      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year. The accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 reflect the consolidated financial position, results of operations and cash flows of the Company, which includes its wholly-owned subsidiaries. The accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 include all material adjustments required under purchase accounting related to the Dex West Acquisition subsequent to September 9, 2003.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation. During the three months ended September 30, 2005, the Company reclassified amounts for late fees received from its customers from interest income to revenue. Late fees received for the three months ended September 30, 2005 and 2004, $0.9 million and $0.2 million, respectively, were recorded in revenue in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, late fees of $1.8 million and $0.7 million, respectively, were recorded in revenue in the accompanying condensed consolidated statements of operations.

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
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months and nine months ended September 30, 2005, the Company published 58 and 227 directories, respectively, which included five and 15 new directories, respectively. During the three months and nine months ended September 30, 2004, the Company published 52 and 213 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the three months and nine months ended September 30, 2005 and 2004.
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
      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 8(e), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Income (loss):
As reported	$15,568	$(33,665)	$49,515	$(48,265)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	276	286	834	477
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(431)	(414)	(1,312)	(838)

Pro forma	$15,413	$(33,793)	$49,037	$(48,626)

Basic income (loss) per common share:
As reported	$0.10	$(0.23)	$0.33	$(0.39)
Pro forma	0.10	(0.23)	0.33	(0.39)
Diluted income (loss) per common share:
As reported	$0.10	$(0.23)	$0.32	$(0.39)
Pro forma	0.10	(0.23)	0.32	(0.39)

(f)	Income Tax Provision
      The Company files a consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized. No valuation allowance has been established against deferred tax assets as of September 30, 2005 or December 31, 2004.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Computer Software
      During the three months ended September 30, 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

(h)	New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment.” SAB No. 107 provides an interpretation of SFAS No. 123R “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding as of September 30, 2005, the Company does not expect that the adoption of SAB No. 107 will have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Originally, registrants would have been required to implement the standard as of the beginning of the first interim or annual period beginning after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
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

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
      During the three months and nine months ended September 30, 2005 goodwill was not impaired or otherwise adjusted. The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of September 30, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(725,974)	$1,061,026	20 years	(1)
Customer relationships — national	493,000	(151,085)	341,915	25 years	(1)
Non-compete/publishing agreements	610,000	(37,067)	572,933	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(71,287)	61,713	4-5 years
Advertising agreement	49,000	(8,204)	40,796	14-15 years

Totals	$3,768,000	$(993,617)	$2,774,383

	As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$1,787,000	$(542,968)	$1,244,032	20 years	(1)
Customer relationships — national	493,000	(110,722)	382,278	25 years	(1)
Non-compete/publishing agreements	610,000	(25,488)	584,512	39-40 years
Dex Trademark	696,000	—	696,000	Indefinite
Qwest Dex Trademark agreement	133,000	(49,480)	83,520	4-5 years
Advertising agreement	49,000	(5,683)	43,317	14-15 years

Totals	$3,768,000	$(734,341)	$3,033,659

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.
      The Company evaluates the carrying value of goodwill and indefinite-lived intangibles at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2005, goodwill and the indefinite-lived intangibles were deemed not to be impaired.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Dex Media East Notes Payable to Banks (equal right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average rate of 5.03% at September 30, 2005)	$339,602	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average rate of 5.48% at September 30, 2005)	438,081	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 6.18% at September 30, 2005)	14,000	—
Dex Media West Notes Payable to Banks (equal right of payment):
Notes payable to banks, Tranche A term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average of 5.02% at September 30, 2005)	376,227	492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 5.47% at September 30, 2005)	902,444	981,152
Revolving loan bearing interest at ABR plus the current applicable spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 5.57% at September 30, 2005)	18,000	—
Dex Media East Unsecured Notes Payable (in descending order of right of payment):
Unsecured senior notes payable, due in November 2009, bearing interest at 9.875%	450,000	450,000
Unsecured senior subordinated notes payable, due in November 2012, bearing interest at 12.125%	341,250	341,250
Dex Media West Unsecured Notes Payable (in descending order of right of payment; senior notes equal right of payment):
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800
Dex Media Unsecured Notes Payable (equal right of payment):
Unsecured senior notes payable, due November 2013, bearing interest at 8%	500,000	500,000
Unsecured senior discount notes payable, due November 2013, bearing interest at 9%	581,884	546,048

	5,408,288	5,727,382
Less: current portion of long-term debt	(244,327)	(189,534)

	$5,163,961	$5,537,848

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dex Media West registered its 5.875% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of September 30, 2005, there were $32.0 million of borrowings under the Company’s revolving credit facilities. In addition, approximately $1 million under Dex Media East’s revolving credit facilities is committed under a standby letter of credit. The Company paid interest and fees on the credit facilities, interest rate swaps and outstanding notes of $258.8 million and $310.3 million during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company was in compliance with all covenants under its credit facilities.

6.	Derivative Instruments and Hedging Activities
      As of September 30, 2005, Dex Media East has two interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $125.0 million, applicable fixed rates ranging from 3.638% to 4.085% and expire in November 2007 and May 2008.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with Dex Media East’s variable-rate term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the three months ended September 30, 2005 and 2004, the Company reclassified $0.1 million and $1.5 million of hedging losses into earnings, respectively. During the nine months ended September 30, 2005 and 2004, the Company reclassified $1.0 million and $5.2 million of hedging losses into earnings, respectively. For the three months and nine months ended September 30, 2005, the Company had $1.1 million and $1.8 million of unrealized gains, net of tax, respectively, included in other comprehensive income, respectively. For the three months and nine months ended September 30, 2004, the Company had $0.8 million of unrealized losses and $2.2 million of unrealized gains, net of tax, included in other comprehensive income, respectively. As of September 30, 2005 and December 31, 2004, the Company had $1.0 million of unrealized gains, net of tax, and $0.8 million of unrealized losses, net of tax, respectively, included in AOCI.
      As of September 30, 2005, $0.4 million of deferred gains, net of tax, on derivative instruments recorded in AOCI are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings.
      During November 2002, Dex Media East entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. The interest rate cap had a notional amount of $200.0 million and expired in May 2005. No losses were reported in earnings for the three months and nine months ended September 30, 2005 and losses of less than $0.1 million were reported for the three months and nine months ended September 30, 2004.
      In October 2004, Dex Media West entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on Dex Media West term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended September 30, 2005, the Company recorded a gain of $1.5 million, which has been recorded as a reduction to interest expense. For the nine months ended September 30, 2005, the Company recorded a gain of $2.9 million, which has been recorded as a reduction to interest expense.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005 and June 2005, Dex Media West terminated the six floating interest rate swap agreements entered into in November 2004. Under the terms of the floating interest rate swaps, the Company received fixed interest payments that match the interest obligations of the 5.875% notes issued in November 2004 and made floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps had an aggregate notional amount of $300.0 million, floating rate LIBOR that reset semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were to expire in November 2011. The Company had not designated these interest rate swap agreements as hedged instruments and therefore, reported all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the nine months ended September 30, 2005, the Company recorded net gains, as a reduction to interest expense, of $2.2 million. Upon termination of the swaps a cumulative net gain was recognized of $0.4 million during the life of those swaps. The Company paid $2.1 million upon termination of the swaps.
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
      For the three months and nine months ended September 30, 2005 and 2004, comprehensive income (loss) included the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss)	$15,568	$(33,665)	$49,515	$(48,265)
Changes in fair value of derivatives, net of tax	1,087	(792)	1,822	2,216

Comprehensive income (loss)	$16,655	$(34,457)	$51,337	$(46,049)

8.	Stockholders’ Equity

(a)	Preferred stock
      As discussed in Note 1(c), all outstanding preferred stock was redeemed on July 27, 2004 for $128.5 million, including accrued and unpaid dividends, in connection with the IPO.

(b)	Common stock
      As discussed in Note 1(c), the Company consummated its IPO effective July 21, 2004. As part of the IPO, the Company issued 19,736,842 shares of its common stock. Immediately prior to the IPO, the Company completed a 10-for-1 stock split of common shares outstanding. Effective January 25, 2005, the Company consummated a secondary offering of common stock to sell 18 million shares of Company common stock held by the Sponsors. All of the proceeds of the secondary offering were paid to the Sponsors.

(c)	Dividends
      On September 22, 2005, the Company announced a common stock dividend of $0.09 per common share, which was paid on October 31, 2005 to shareholders of record as of October 13, 2005. On May 19, 2005,

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dex Media announced a common stock dividend of $0.09 per common share, which was paid on July 15, 2005 to shareholders of record as of June 16, 2005. On February 17, 2005, Dex Media announced a common stock dividend of $0.09 per common share, which was paid on April 15, 2005 to stockholders of record as of March 18, 2005. On December 14, 2004, Dex Media announced a common stock dividend of $0.09 per common share, which was paid on January 31, 2005 to stockholders of record as of January 3, 2005. The terms of the Company’s indebtedness and the terms of its subsidiaries’ indebtedness restrict the Company from paying cash dividends on its common stock under some circumstances.
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

(d)	Basic and Diluted Income (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net income (loss)	$15,568	$(33,665)	$49,515	$(48,265)
Dividend accumulated on Series A Preferred Stock	—	(462)	—	(3,929)

Income (loss) available to common stockholders	$15,568	$(34,127)	$49,515	$(52,194)

Basic income (loss) per share	$0.10	$(0.23)	$0.33	$(0.39)
Diluted income (loss) per share	0.10	(0.23)	0.32	(0.39)
      The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	150,405,527	145,776,513	150,358,717	135,341,843
Dilutive impact of options and unvested restricted stock outstanding	2,208,941	—	2,135,658	—

Denominator for diluted net income (loss) per common share — weighted-average diluted common shares outstanding	152,614,468	145,776,513	152,494,375	135,341,843

      For the three months and nine months ended September 30, 2005, the effect of 2,334 and 102,645 outstanding stock options, respectively, was excluded from the calculation of diluted income per common share because the effect of the assumed exercise was anti-dilutive. For the three months and nine months ended September 30, 2004 the effect of 5,066,540 and 4,954,773, respectively, outstanding stock options was excluded from the calculation of diluted loss per common share because the effect of the assumed exercise or conversion was anti-dilutive.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. In May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of September 30, 2005, 6,075,820 shares of Company common stock were available for grant under the 2004 Plan and 2002 Plan, with 67,500 shares of restricted stock issued pursuant to restricted stock agreements. As of December 31, 2004, the maximum number of shares of common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650, with 25,000 shares of restricted stock awarded pursuant to restricted stock agreements.
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
      Pension costs and other post-retirement benefit costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits, as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended September 30, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Components of Net Periodic Benefit Cost (dollars in thousands)

	Three Months Ended September 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,395	$584	$2,725	$625
Interest cost	2,915	935	3,100	800
Expected return on plan assets	(3,784)	—	(4,100)	—
Amortization of prior service costs	(51)	(118)	—	(100)
Amortization of net loss	—	11	—	—

Net periodic benefit cost	$1,475	$1,412	$1,725	$1,325

	Nine Months Ended September 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$7,442	$1,751	$8,175	$1,875
Interest cost	9,143	2,805	9,300	2,400
Expected return on plan assets	(12,010)	—	(12,300)	—
Amortization of prior service costs	(155)	(353)	—	(300)
Amortization of net loss	—	33	—	—

Net periodic benefit cost	$4,420	$4,236	$5,175	$3,975

      Dex Media does not expect to make any contributions to its pension plan in 2005.
      On August 1, 2005, a settlement of the Company’s defined benefit pension obligation occurred as defined by SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the sum of the service cost plus the interest cost component of the net periodic pension costs for the year. The settlement resulted in the recognition of $2.2 million in actuarial losses. In addition, the 2005 pension expense was recomputed based on assumptions as of the settlement date, including a decrease in the discount rate from 6.00% to 5.50%. This resulted in an immaterial change to pension expense for the remainder of the year. Both the settlement loss and 2005 pension expense will be remeasured and adjusted, if necessary, at December 31, 2005.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to be paid to employers beginning in 2006 if an employer provides alternative prescription drug coverage for Medicare eligible retirees where that alternative coverage is at least actuarially equivalent to the standard coverage provided under the Medicare Act. Final regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005 and it was subsequently determined that the pension plan’s prescription drug benefit for certain occupational (union) employees is projected to satisfy the requirements to receive the federal subsidy for approximately eight years beginning in 2006. The expected savings was not included in the 2004 financial results, but is reflected in the net periodic benefit cost for 2005. The impact of the subsidy is less than $0.1 million for the three months and nine months ended September 30, 2005.
      In accordance with FASB Staff Position No. 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the reduction in plan liability was recognized as an actuarial gain as of January 1, 2005. This reduced the pension plan’s liability by approximately $0.2 million as of January 1, 2005. The impact of the subsidy on the total 2005 net periodic benefit cost was immaterial. In addition, the amount of federal subsidies projected to be received by the Company for the periods 2006 through 2013 are also expected to be immaterial.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

(a)	Litigation
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Collective Bargaining Agreement
      As of September 30, 2005, 22% and 43% of the Company’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. The collective bargaining agreement covering the IBEW members’ employment will expire in May 2006 and the collective bargaining agreement covering the CWA members’ employment will expire in October 2006.

11.	Related Party Transactions
      In connection with the Dex East Acquisition and the Dex West Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Dex East Acquisition and the Dex West Acquisition of $15.0 million and $20.1 million, respectively. In addition, each of the Sponsors received an annual advisory fee of $2.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $10.0 million paid to each of the Sponsors, for an aggregate of $20.0 million, in conjunction with the IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, finance or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $2.0 million in advisory fees for the nine months ended September 30, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder of Amdocs during 2004. For the nine months ended September 30, 2005 and 2004, the Company paid Amdocs $26.4 million and $41.3 million, respectively, under this agreement and for other related on-going support.

12.	Subsequent Event
      On October 3, 2005, Dex Media, R.H. Donnelley Corporation (“RHD”) and Forward Acquisition Corp. (“Newco”), a wholly owned subsidiary of RHD, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Dex Media will merge with and into Newco (the “Merger”). Upon the consummation of the Merger, each share of Dex Media common stock will be converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock. RHD will also assume Dex Media’s outstanding debt, expected to be approximately $5.3 billion at December 31, 2005. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions at or prior to the effective time of the merger, including (i) receipt of the approval of the holders of capital stock of Dex Media and RHD required for the completion of the Merger and the transactions contemplated by the Merger Agreement and (ii) expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three months ended September 30, 2005, the Company incurred $1.7 million of costs related to our pending acquisition by RHD. These costs primarily relate to legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations.
      The Company is currently under audit by the Internal Revenue Service (the “IRS”) for the tax years ending November 30, 2002 and 2003. In October 2005, in connection with the audit, the Company and the IRS agreed that approximately $95 million of costs incurred to consummate the Dex East Acquisition and Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position, results of operations, or cash flows.

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
      We are the largest directory publisher in the Dex States and the fourth largest directory publisher in the U.S. During the three months ended September 30, 2005 and 2004, we published 58 and 52 directories, respectively, and printed approximately 10.5 million and 8.8 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex States. During the nine months ended September 30, 2005 and 2004, we published 227 and 213 directories, respectively, and printed approximately 38.7 million and 34.0 million copies, respectively, of these directories. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
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
      For each of the three months and nine months ended September 30, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% of our total revenue. For the three months and nine months ended September 30, 2005, we generated $418.3 million and $1,244.4 million in total revenue, respectively. See “Results of Operations” in this Item 2.

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
      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performance of our business, are forward-looking statements. Such forward-

looking statements are subject to numerous risks and uncertainties, and our actual results may differ materially from those contained in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Item 2.
Results of Operations

Overview
      Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect additional revenue for periods related to directory extensions and under the deferral and amortization method of accounting, our related unamortized cost of revenue is amortized over the extended estimated useful life of the directory. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

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
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the three months and nine months ended September 30, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.
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

Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Dex West Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Dex West Acquisition was accounted for under the purchase method of accounting. For the three months ended September 30, 2004, our revenue and cost of revenue were $8.7 million and $0.8 million lower, respectively, than they would have been due to the effects of purchase accounting. For the nine months ended September 30, 2004, our revenue and cost of revenue were $46.8 million and $10.5 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the post-acquisition balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Dex West Acquisition. These purchase accounting adjustments were non-recurring and had no historical or future cash impact. The purchase method of accounting did not affect our revenue or directory costs for any period subsequent to September 30, 2004.
      Prior to the IPO, we paid an annual advisory fee of $4.0 million to the Sponsors. In connection with the IPO, we made a lump sum payment of $20.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. For the nine months ended September 30, 2004, the Company incurred $2.0 million of advisory fees.

      During the three and nine months ended September 30, 2004, the Company paid and recorded a redemption fee of $24.1 million to redeem a portion of Dex Media East’s and Dex Media West’s senior subordinated notes in conjunction with the IPO in July 2004. The Company also made accelerated interest payments in the amount of $6.3 million related to the senior subordinated note redemptions. These payments were recorded as interest expense in the three months and nine months ended September 30, 2004. The Company did not redeem any portion of the notes in 2005 and therefore has not incurred similar interest expense in the three months or nine months ended September 30, 2005.
      During the nine months ended September 30, 2005, the Company incurred $0.7 million of secondary offering costs related to the sale of 18 million shares of the Company’s common stock held by the Sponsors. No secondary offering costs were incurred in the nine months ended September 30, 2004.
      During the three months and nine months ended September 30, 2005, we incurred $1.7 million of costs related to our pending acquisition by RHD. These costs primarily relate to legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations. No such costs were incurred in the three months or nine months ended September 30, 2004.
      During the three months and nine months ended September 30, 2005, the Company recorded a pension settlement loss of $2.2 million as a result of lump sum payments to participants in excess of the sum of the service cost plus the interest cost component of the periodic pension costs for the year. No pension settlement losses were recorded in the three months or nine months ended September 30, 2004.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
      The results of operations for the three months ended September 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Dex West Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Three Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$343,156	$339,433
National directory services	57,665	51,350
Qwest advertising	4,670	5,516
Other revenue	12,858	8,509

Total revenue	418,349	404,808
Cost of revenue	124,907	123,520

Gross profit, excluding depreciation and amortization expense	$293,442	$281,288
Gross margin	70.1%	69.5%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$63,065	$82,004

Revenue
      Total revenue increased $13.5 million, or 3.3%, to $418.3 million for the three months ended September 30, 2005 from $404.8 million for the three months ended September 30, 2004. Total revenue for the three months ended September 30, 2004 was $8.7 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $4.8 million, or 1.2%, for the three months ended September 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was due to an increase in local and national directory services revenue and an increase in other revenue, which was partially offset by a decrease in Qwest advertising revenue.

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
      Local directory services revenue increased $3.7 million, or 1.1%, to $343.2 million for the three months ended September 30, 2005 compared to $339.4 million for the three months ended September 30, 2004. Local directory service revenue for the three months ended September 30, 2004 was $3.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $0.2 million, or 0.1%, for the three months ended September 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.0% and 83.0% of revenue for the three months ended September 30, 2005 and 2004, respectively.
      Revenue from national advertisers increased $6.3 million, or 12.3%, to $57.7 million for the three months ended September 30, 2005 compared to $51.4 million for the three months ended September 30, 2004. Revenue from national advertisers for the three months ended September 30, 2004 was $5.1 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers, increased $1.2 million, or 2.1%, for the three months ended September 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 13.8% and 13.7% of revenue for the three months ended September 30, 2005 and the three months ended September 30, 2004, respectively.
      Revenue from Qwest advertising decreased $0.8 million, or 15.3%, to $4.7 million for the three months ended September 30, 2005 from $5.5 million for the three months ended September 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million in advertising annually from us. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess may be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased $4.3 million, or 51.1%, to $12.9 million for the three months ended September 30, 2005 from $8.5 million for the three months ended September 30, 2004. This increase in other revenue was primarily due to an increase in Internet revenue and late fee revenue, and was partially offset by a decrease in our direct marketing revenue.

Cost of Revenue
      Cost of revenue recognized was $124.9 million for the three months ended September 30, 2005 compared to $123.5 million for the three months ended September 30, 2004. Cost of revenue recognized for the three months ended September 30, 2004 was $0.8 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 29.9% and 30.1% of revenue for the three months ended September 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the three months ended September 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $117.8 million and $119.9 million, respectively. As described below, the decrease in incurred costs primarily resulted from the reduction in employee costs associated with planned workforce reductions, and was offset by increased contracting and professional fees for on-going support to our production system.

      Employee costs incurred decreased $5.8 million, or 10.4%, to $50.1 million for the three months ended September 30, 2005 from $55.9 million for the three months ended September 30, 2004. This decrease of salaries, wages and benefits resulted from a reduction in the number of our employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, increased $0.4 million, or 1.1%, to $35.8 million for the three months ended September 30, 2005 from $35.4 million for the three months ended September 30, 2004. Direct publishing costs increased during the quarter as a result of five Dex Plustm directories which published for the first time during the third quarter of 2005. This increase was also partially offset by a reduction in printing costs for a portion of our directories in 2005 due to the implementation of a new printing agreement with one of our two outside providers of printing service.
      Contracting and professional fees incurred increased $2.9 million, or 30.5%, to $12.4 million for the three months ended September 30, 2005 from $9.5 million for the three months ended September 30, 2004. This increase was primarily due to costs paid to vendors related to the fulfillment of Dex Web Clickstm, which was launched in early 2005.
      National commissions incurred increased $1.3 million, or 11.4%, to $12.7 million for the three months ended September 30, 2005 from $11.4 million for the three months ended September 30, 2004. The increase was primarily a result of commissions on extension billings for directories whose publication dates were extended.
      Other cost of revenue incurred, which primarily includes systems expense and office and facilities expense, was $6.8 million for the three months ended September 30, 2005 compared to $7.7 million for the three months ended September 30, 2004.

Gross Profit
      Our gross profit was $293.4 million for the three months ended September 30, 2005, compared to $281.3 million for the three months ended September 30, 2004. Excluding the effects of purchase accounting, gross profit for the three months ended September 30, 2004 would have been $289.2 million. Gross margin, excluding the effects of purchase accounting in 2004, was 70.1% for the three months ended September 30, 2005 compared to 69.9% for the three months ended September 30, 2004.

General and Administrative Expense
      General and administrative expense, including bad debt expense, decreased $18.9 million, or 23.1% to $63.1 million for the three months ended September 30, 2005 compared to $82.0 million for the three months ended September 30, 2004.
      Employee costs decreased $3.7 million, or 16.1%, to $19.3 million for the three months ended September 30, 2005 compared to $23.0 million for the three months ended September 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $9.3 million for the three months ended September 30, 2005 and $9.1 million and for the three months ended September 30, 2004. Benefits increased $1.8 million, or 40.0%, to $6.3 million for the three months ended September 30, 2005 from $4.5 million for the three months ended September 30, 2004. Other employee costs decreased $5.7 million for the three months ended September 30, 2005, to $3.7 million from $9.4 million for the three months ended September 30, 2004. The decrease in other employee costs is a result of severance expense in the third quarter of 2004 in excess of that incurred in the third quarter of 2005.
      Advertising expense decreased $1.8 million, or 20.0%, to $7.2 million for the three months ended September 30, 2005 from $9.0 million for the three months ended September 30, 2004. The decrease in advertising expense reflects lower levels of discretionary advertising spending in the third quarter of 2005. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 1.7% for the three months ended September 30, 2005 from 2.2% for the three months ended September 30, 2004.
      Contracting and professional fees increased $3.3 million, or 35.1%, to $12.7 million for the three months ended September 30, 2005 compared to $9.4 million for the three months ended September 30, 2004. The increase in contracting and professional fees is primarily a result of costs incurred in connection with our proposed merger with RHD; market research performed to support new products (such as Hispanic directories, Dex Web Clicks and Dex Plus); increased costs related to supporting our production system; and increased use of external collection agencies to collect past due receivables. The increase in contracting and professional fees was partially offset by the elimination of the annual advisory fee paid to our Sponsors, which was discontinued in the third quarter of 2004.
      In the third quarter of 2004, in connection with our IPO, we paid an aggregate of $20.0 million to the Sponsors (or $10.0 million to each of our Sponsors), to eliminate the $4.0 million aggregate annual advisory fee payable under our management consulting agreements with the Sponsors. This non-recurring termination fee was not incurred in the third quarter of 2005.
      Bad debt expense increased $5.5 million, or 52.2%, to $15.9 million for the three months ended September 30, 2005, from $10.5 million for the three months ended September 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 3.8% for the three months ended September 30, 2005, compared to 2.5% for the three months ended September 30, 2004. The increase in bad debt expense reflects the Company’s decision to accept higher levels of credit risk.
      All other general and administrative expense decreased $2.1 million, or 20.8%, to $8.0 million for the three months ended September 30, 2005, from $10.1 million for the three months ended September 30, 2004.

Depreciation and Amortization Expense
      During the three months ended September 30, 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

Amortization of Intangibles
      For the three months ended September 30, 2005 and 2004, we recognized $86.4 million and $103.1 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense was the result of a declining method used to amortize the value of the acquired customer accounts in proportion with their estimated retention lives.

Interest Expense
      Interest expense was $109.4 million and $144.6 million for the three months ended September 30, 2005 and 2004, respectively. Interest expense for the three months ended September 30, 2005 included $7.7 million of amortization of deferred financing costs and $12.2 million of accretion on discount notes. Interest expense for the three months ended September 30, 2004 included $16.8 million of amortization of deferred financing costs and $11.2 million of accretion on discount notes. Interest expense for the three months ended September 30, 2004 also includes $24.1 million of early redemption premium and an accelerated payment of $6.3 million accrued interest paid to redeem a portion of our subsidiaries senior subordinated notes.

Income Taxes
      SFAS No. 109, “Accounting for Income Taxes,” requires that we recognize deferred income tax assets on net operating losses to the extent that realization of these assets is more likely than not. As of September 30, 2005, we have recorded $65.5 million of net deferred income tax assets, of which $106.5 million is the result of estimated net operating loss carryforwards of $278.5 million. As of December 31, 2004, we recorded $98.6 million of deferred income tax assets, of which $107.3 million resulted from estimated net operating loss carryforwards of $271.2 million. Net operating loss carryforwards do not begin to expire until 2022. Based on current projections of taxable income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      The results of operations for the nine months ended September 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Dex West Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$1,023,366	$1,010,937
National directory services	174,041	134,169
Qwest advertising	13,096	18,259
Other revenue	33,927	26,851

Total revenue	1,244,430	1,190,216
Cost of revenue	373,208	363,905

Gross profit, excluding depreciation and amortization expense	$871,222	$826,311
Gross margin	70.0%	69.4%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$176,581	$188,187

Revenue
      Total revenue increased $54.2 million, or 4.6%, to $1,244.4 million for the nine months ended September 30, 2005, from $1,190.2 million for the nine months ended September 30, 2004. Total revenue for the nine months ended September 30, 2004 was $46.8 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $7.4 million, or 0.6%, for the nine months ended September 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was due to an increase in local and national directory services revenue and an increase in other revenue, and was partially offset by a decrease in Qwest advertising revenue.
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
      Local directory services revenue increased $12.4 million, or 1.2%, to $1,023.4 million for the nine months ended September 30, 2005, compared to $1,010.9 million for the nine months ended September 30, 2004. Local directory service revenue for the nine months ended September 30, 2004 was $9.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $2.9 million, or 0.3%, for the nine months ended September 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.2% and 82.5% of revenue for the nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively.
      Revenue from national advertisers increased $39.9 million, or 29.7%, to $174.0 million for the nine months ended September 30, 2005, compared to $134.2 million for the nine months ended September 30,

2004. Revenue from national advertisers for the nine months ended September 30, 2004 was $37.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers, increased $2.6 million, or 1.5%, for the nine months ended September 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 14.0% and 13.9% of revenue for the nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively.
      Revenue from Qwest advertising decreased $5.2 million, or 28.3%, to $13.1 million for the nine months ended September 30, 2005, from $18.3 million for the nine months ended September 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million in advertising annually from us. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess may be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased $7.1 million, or 26.4%, to $33.9 million for the nine months ended September 30, 2005, from $26.9 million for the nine months ended September 30, 2004. This increase in other revenue was primarily due to an increase in Internet revenue and late fee revenue, and was partially offset by a decrease in our direct marketing revenue.

Cost of Revenue
      Cost of revenue recognized was $373.2 million for the nine months ended September 30, 2005, compared to $363.9 million for the nine months ended September 30, 2004. Cost of revenue recognized for the nine months ended September 30, 2004 was $10.5 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.0% and 30.3% of revenue for the nine months ended September 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the nine months ended September 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $374.5 million and $378.4 million, respectively.
      Employee costs incurred decreased $11.4 million, or 6.9%, to $154.2 million for the nine months ended September 30, 2005 from $165.6 million for the nine months ended September 30, 2004. This decrease of salaries, wages and benefits was a result of a reduction in the number of our employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, decreased $2.6 million, or 2.0%, to $128.0 million for the nine months ended September 30, 2005, from $130.6 million for the nine months ended September 30, 2004. The decrease is primarily a result of printing costs for a portion of our directories declining in 2005 due to the implementation of a new printing agreement with one of our two outside providers of printing services. This decrease was partially offset by incremental costs associated with 15 Dex Plus directories which published for the first time in the nine months ended September 30, 2005.
      Contracting and professional fees incurred increased $11.1 million, or 53.6%, to $31.8 million for the nine months ended September 30, 2005, from $20.7 million for the nine months ended September 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004, and incremental costs paid to vendors related to the fulfillment of Dex Web ClicksTM which launched in early 2005.
      National commissions incurred increased $2.7 million, or 7.1%, to $40.8 million for the nine months ended September 30, 2005 from $38.1 million for the nine months ended September 30, 2004 as a result of commissions on extension billings for directories with extended lives.

      Other cost of revenue incurred, which primarily includes systems expense and office and facilities expense, was $19.7 million for the nine months ended September 30, 2005, compared to $23.4 million for the nine months ended September 30, 2004.

Gross Profit
      Our gross profit was $871.2 million for the nine months ended September 30, 2005, compared to $826.3 million for the nine months ended September 30, 2004. Excluding the effects of purchase accounting, gross profit for the nine months ended September 30, 2004 would have been $862.6 million. Gross margin, excluding the effects of purchase accounting in 2004, was 70.0% for the nine months ended September 30, 2005, compared to 69.7% for the nine months ended September 30, 2004.

General and Administrative Expense
      General and administrative expense, including bad debt expense, decreased $11.6 million, or 6.2% to $176.6 million for the nine months ended September 30, 2005, compared to $188.2 million for the nine months ended September 30, 2004.
      Employee costs were $52.9 million for the nine months ended September 30, 2005 compared to $52.5 million for the nine months ended September 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $27.8 million for the nine months ended September 30, 2005 compared to $27.6 million for the nine months ended September 30, 2004. Benefits increased $1.8 million, or 13.0%, to $15.6 million for the nine months ended September 30, 2005 from $13.8 million for the nine months ended September 30, 2004. Other employee costs decreased $1.6 million, or 14.4%, for the nine months ended September 30, 2005 to $9.5 million from $11.1 million for the nine months ended September 30, 2004, respectively. The decrease was primarily related to recognition of net accrued severance costs in the third quarter of 2004 in excess of that incurred in the third quarter of 2005.
      Advertising expense decreased $1.0 million, or 3.9%, to $24.6 million for the nine months ended September 30, 2005, from $25.6 million for the nine months ended September 30, 2004. The decrease in advertising reflects lower levels of discretionary spending in the third quarter of 2005. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 2.0% for the nine months ended September 30, 2005 from 2.1% for the nine months ended September 30, 2004.
      Contracting and professional fees increased $5.0 million, or 17.7%, to $33.3 million for the nine months ended September 30, 2005, from $28.3 million for the nine months ended September 30, 2004. The increase in contracting and professional fees is primarily a result of costs incurred in connection with our proposed merger with RHD; market research performed to support new products (such as Hispanic directories, Dex Web Clicks and Dex Plus); costs related to supporting our production system; and increased use of external collection agencies to collect past due receivables. The increase in contracting and professional fees was partially offset by the elimination of the annual advisory fees paid to our Sponsors which was terminated in the third quarter of 2004.
      In the third quarter of 2004, in connection with our IPO, we paid $10.0 million to each of our Sponsors to eliminate the $4.0 million aggregate annual advisory fee payable under our management consulting agreements with the Sponsors. This non-recurring termination fee was not incurred in 2005.
      Bad debt expense increased $5.2 million, or 15.5%, to $38.8 million for the nine months ended September 30, 2005, from $33.6 million for the nine months ended September 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 3.1% for the nine months ended September 30, 2005, and 2.7% for the nine months ended September 30, 2004. The increase in bad debt expense reflects the Company’s decision to accept higher levels of credit risk.
      All other general and administrative expense decreased $1.2 million, or 4.3%, to $27.0 million for the nine months ended September 30, 2005, from $28.2 million for the nine months ended September 30, 2004.

Depreciation and Amortization
      During the three months ended September 30, 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

Amortization of Intangibles
      For the nine months ended September 30, 2005 and 2004, we recognized $259.3 million and $309.3 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense was the result of a declining method used to amortize the value of the acquired accounts in proportion with their estimated retention lives.

Interest Expense
      Interest expense was $332.6 million and $387.3 million for the nine months ended September 30, 2005 and 2004, respectively. Interest expense for the nine months ended September 30, 2005 includes $28.3 million of amortization of deferred financing costs and $35.8 million of accretion on discount notes. Interest expense for the nine months ended September 30, 2004 includes $46.3 million of amortization of deferred financing costs, including the write off of $5.6 million of deferred financing costs in conjunction with our subsidiaries’ senior note redemption. Interest expense for the nine months ended September 30, 2004 also includes $30.6 million of accretion on discount notes, $24.1 million of early redemption premium and an accelerated payment of $6.3 million accrued interest paid to redeem a portion of our subsidiaries senior subordinated notes.

Income Taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent that realization of these assets is more likely than not. As of September 30, 2005, we have recorded $65.5 million of net deferred income tax assets, of which $106.5 million is the result of estimated net operating loss carryforwards of $278.5 million. As of December 31, 2004, we recorded $98.6 million of deferred income tax assets, of which $107.3 million resulted from estimated net operating loss carryforwards of $271.2 million. Net operating loss carryforwards do not begin to expire until 2022. Based on current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
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
      As of September 30, 2005, we had a total outstanding debt balance of $5,408.3 million comprised of: (i) $2,088.4 million of variable rate debt drawn under our subsidiaries’ credit facilities; (ii) $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries; and (iii) $500.0 million of 8% notes due 2013 and $581.9 million of 9% discount notes due 2013 issued directly by us. Dex Media East’s credit facilities were made up of $339.6 million of Tranche A term loans maturing in November 2008, $438.1 million of Tranche B term loans maturing in May 2009 and $14.0 million borrowing on a revolving loan. Dex Media West’s credit facilities were made up of $376.2 million of Tranche A term loans maturing in September 2009, and $902.4 million of Tranche B term loans maturing in March 2010 and $18.0 million borrowing on a revolving loan. Our 8% notes and 9% discount notes are expected to be serviced and repaid from distributions from Dex Media East and Dex Media West, subject in each case to restrictions contained in our subsidiaries’ respective debt agreements.

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

Sources of Liquidity
      Net cash provided by operations was $415.7 million and $353.1 million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.
      Net cash used for investing activities was $26.0 million and $42.8 million for the nine months ended September 30, 2005 and 2004, respectively. The principal use of cash for investing activities for the nine months ended September 30, 2005 and 2004 was expenditures for property, plant and equipment and software. The principal source of cash from investing activities in the nine months ended September 30, 2004 was the $5.2 million cash received in settlement of the working capital true-up for assets acquired and liabilities assumed in the Dex West Acquisition.
      Net cash used for financing activities was $398.7 million and $313.9 million for the nine months ended September 30, 2005 and 2004, respectively. Significant uses of cash for financing activities for the nine months ended September 30, 2005 include $386.9 million of repayments on long-term borrowings, $40.6 million of common stock dividends paid and $199.0 million of repayments of borrowings on revolving loans. Significant uses of cash for financing activities for the nine months ended September 30, 2004 includes $539.4 million of repayments on long-term borrowings of which $202.0 million was redemption of the senior subordinated notes in conjunction with the IPO, a $250.5 million of distribution to our parent, and ultimately the Sponsors, and $128.5 million redemption of preferred stock including accumulated and unpaid dividends. Significant sources of cash for financing activities for the nine months ended September 30, 2005 and 2004 include $231.0 million and $41.0 million, respectively, of proceeds from borrowings on revolving loans and, for the nine months ended September 30, 2004, $250.5 million of proceeds from issuance of long-term debt and $375.0 million from the issuance of common stock in the IPO.
      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend to a large extent on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our subsidiaries’ credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.
      We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under our subsidiaries’ note indentures and credit agreements prohibit us from commingling the funds of our subsidiaries. They also prohibit our subsidiaries from borrowing any funds from each other. Despite the restrictive covenants under our subsidiaries’ note indentures and credit agreements limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow;

ii. Up to $167.0 million of our subsidiaries’ revolving loans available to our subsidiaries as of September 30, 2005;

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
      Our subsidiaries’ credit agreements and the indentures relating to our subsidiaries’ senior notes and senior subordinated notes permit our subsidiaries to pursue the option of financing capital expenditures with capital leases as long as the aggregate outstanding balance of such capital leases is not in excess of $30.0 million at any time for Dex Media East and $45.0 million at any time for Dex Media West. As of September 30, 2005, the outstanding balance of capital leases was $0.1 million.

Uses of Liquidity
      We expect that our primary liquidity requirements will be for debt service on our indebtedness, our subsidiaries’ credit facilities and notes, capital expenditures and working capital. During the nine months ended September 30, 2005, we used cash generated from operations in excess of liquidity requirements to make principal repayments under our subsidiaries’ credit facilities.
      Our capital expenditure requirements over the three-year period ended December 31, 2004 (including capital expenditures for Dex East for the period January 1 to November 8, 2002 and capital expenditures of Dex West for the period from January 1 to September 9, 2003 and the year ended December 31, 2002) averaged $49.6 million per year, or 3.1% of average total revenue, excluding the effects of purchase accounting. During 2005, a significant portion of our capital expenditures will be spent on software development and related hardware upgrades pertaining to our DexOnline.com website, the implementation of the Amdocs software system and other initiatives.
      During the nine months ended September 30, 2005, our subsidiaries, Dex Media East and Dex Media West, collectively made required and optional repayments in an aggregate principal amount of $386.9 million under their respective term loans using the excess cash flow generated from operations and proceeds from borrowings on revolving credit facilities. As a result of these repayments and the fixed interest rate swaps that were entered into in 2002 and 2004, our consolidated debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes, senior subordinated notes and discount notes, was comprised of 69.2% fixed rate debt and 30.8% floating rate debt as of September 30, 2005. Repayments under the credit facilities in the future will cause the percentage of fixed rate debt in the Dex Media East and Dex Media West debt portfolio to increase. As fixed rate debt as a percentage of total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities have significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of the portfolio will also increase.
      Tranche A and Tranche B of Dex Media East’s term loans have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the repayments made through September 30, 2005, the next mandatory repayment is due on December 31, 2005 in an amount of $22.2 million.
      Tranche A and Tranche B of Dex Media West’s term loans have required quarterly principal repayments that were scheduled to begin June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the repayments made through September 30, 2005, the next mandatory repayment is due on December 31, 2005 in an amount of $26.5 million.
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
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For each of the three months and nine months ended September 30, 2005, approximately 97% of our revenue came from directory services revenue, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume, rates and/or new product offerings.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our renewal rate in 2004 or to date in 2005 due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products, resulting in a continued ability to increase prices.

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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages local search site during 2004 and in the first two quarters of 2005 in the Dex States, as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clicks, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Catalyst Paper Corporation, formerly Norske Skog Canada (USA), Inc. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, will be moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

Fuel Prices
      Fuel is an indirect and minor part of our cost structure. Rising fuel prices could impact the transportation and distribution of our print directories at the current service and cost levels. Our existing transportation contract caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could impact us in the future.

Income Taxes
      The company is subject to income taxes in the United States. The Company is currently under audit by the IRS for the tax years ending November 30, 2002 and 2003. In connection with the audit, the Company and the IRS have agreed that approximately $95 million of costs incurred to consummate the Dex East Acquisition and Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position results of operations, or cash flows.
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
New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of September 30, 2005, the Company does not expect that the adoption of SAB No. 107 will not have a material impact on its results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Originally, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the FASB issued SFAS No. 154. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.
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
      The following additional factors relating to the proposed merger of Dex Media and RHD could cause actual results to differ from those set forth in the forward-looking statements: (i) the ability to obtain governmental approvals of Dex Media’s proposed merger with RHD on the proposed terms and on schedule; (ii) the failure of RHD and Dex Media stockholders to approve the merger; (iii) the risk that the Dex Media and RHD businesses will not be integrated successfully; (iv) the risk that the cost saving sand any revenue synergies from the merger may not be fully realized or may take longer to realize than expected; (v) disruption from the merger, making it more difficult to maintain relationships with customers, employees or suppliers; and (vi) general economic conditions and consumer sentiment in the markets served by Dex Media and RHD.
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
Long-Term Debt
      As of September 30, 2005, we had a total outstanding debt balance of $5,408.3 million comprised of: (i) $2,088.4 million of variable rate debt drawn under our subsidiaries’ credit facilities; (ii) $1,135.0 million of unsecured senior notes and $1,103.1 million of senior unsecured subordinated notes issued by our subsidiaries; and (iii) $500.0 million of 8% notes due 2013 and $581.9 million of 9% discount notes due 2013 issued directly by us. Dex Media East’s credit facilities were made up of $339.6 million of Tranche A term loans maturing in November 2008, $438.1 million of Tranche B term loans maturing in May 2009 and $14.0 million borrowing on the revolving loan. Dex Media West’s credit facilities were made up of $376.2 million of Tranche A term loans maturing in September 2009, $902.4 million of Tranche B term loans maturing in March 2010, and $18.0 million borrowing on the revolving loan. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loans, Tranche B term loans and revolving loans approximated fair values.
      Dex Media East’s $450.0 million of unsecured senior notes bears a fixed interest rate of 9.875% and matures in November 2009. Dex Media West’s $385.0 million of unsecured senior notes bears a fixed interest rate of 8.5% and matures in August 2010. Dex Media West’s $300.0 million of unsecured senior notes bears a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of Dex Media East’s and Dex Media West’s senior notes were $489.4 million, $407.1 million and $297.0 million, respectively, as of September 30, 2005.
      Dex Media East’s $341.3 million of unsecured senior subordinated notes bears a fixed interest rate of 12.125% and matures in November 2012. Dex Media West’s $761.8 million of unsecured senior subordinated notes bears a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of Dex Media East’s and Dex Media West’s senior subordinated notes were $399.3 million and $840.8 million, respectively, as of September 30, 2005.
      The $500.0 million cash pay notes and the $581.9 million discount notes issued directly by us all mature in November 2013. The cash pay notes bear a fixed interest rate of 8.0% while the discount notes bear a fixed interest rate of 9%. Interest will accrue on the discount notes in the form of an increase in the accreted value between the date of the original issuance and November 15, 2008. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair values of the cash pay and the discount notes were $513.8 million and $590.6 million, respectively, as of September 30, 2005.
Interest Rate Risk
      As of September 30, 2005, we had $32.0 million of debt outstanding under our subsidiaries’ revolving loans (with an approximate additional $1 million committed under a stand-by letter of credit), $715.8 million of debt outstanding under our subsidiaries’ Tranche A term loans and $1,340.5 million of debt outstanding under our subsidiaries’ Tranche B term loans. Our subsidiaries’ revolving loans and term loans are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. The Dex Media East interest rate swap agreements, which became effective May 8, 2003, have a current aggregate notional amount of $125.0 million and applicable fixed rates ranging from 3.638% to 4.085%. They will expire in November 2007 and May 2008. The Dex Media West fixed interest rate swap agreements, which were entered into in October 2004, have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. Assuming we had incurred this level of borrowings and interest rate swap agreements on January 1, 2005 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate swap agreements, our interest expense for the three months and nine months ended September 30, 2005 would have increased $1.4 million and $9.8 million. The offsetting decrease related to the changes in the fair value of the swap agreements would have been $2.8 million for each of the three months and nine months ended September 30, 2005. We do not intend to use any financial derivative instruments for speculative purposes.

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

      During the three months ended September 30, 2005, there was no change in Dex Media’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Dex Media’s internal controls over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Exhibit 32.1 is being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.

By:	/s/ SCOTT A. POMEROY

Scott A. Pomeroy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: November 10, 2005

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Exhibit 32.1 is being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.